Form 10-Q
period 2024-03-31
CEL SCI CORP
filed 2024-05-15
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	No. Shares Outstanding	Date
Common	54,159,937	May 9, 2024

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
ASSETS	2024	2023
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$5,309,321	$4,145,735
Prepaid expenses	696,648	520,368
Supplies used for R&D and manufacturing	2,489,284	2,248,072
Deposits	16,129	4,245

Total current assets	8,511,382	6,918,420

Finance lease right of use assets	8,251,453	9,131,987
Operating lease right of use assets	1,598,879	1,698,243
Property and equipment, net	9,113,284	10,188,126
Patent costs, net	180,482	197,704
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	73,524	74,669

Total assets	$30,048,105	$30,528,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,015,969	$2,009,786
Accrued expenses	1,219,399	1,049,581
Due to employees	751,607	557,244
Finance lease obligation, current portion	1,888,767	1,771,804
Operating lease obligation, current portion	211,275	197,431

Total current liabilities	5,087,017	5,585,846

Finance lease obligations, net of current portion	8,987,319	9,949,565
Operating lease obligations, net of current portion	1,544,126	1,652,949
Other liabilities	125,000	125,000

Total liabilities	15,743,462	17,313,360

Commitments and contingencies (refer to Note E)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 54,083,718 and 47,422,304 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	540,837	474,223
Additional paid-in capital	514,809,617	499,832,063
Accumulated deficit	(501,045,811)	(487,091,396)

Total stockholders' equity	14,304,643	13,214,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,048,105	$30,528,250

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2024 and 2023
(UNAUDITED)

	2024	2023

Operating expenses:
Research and development	$8,981,044	$11,476,034
General and administrative	4,580,791	4,350,761
Total operating expenses	13,561,835	15,826,795

Operating loss	(13,561,835)	(15,826,795)

Interest expense, net	(380,397)	(311,852)
Other expense	(12,183)	(57,671)

Net loss	(13,954,415)	(16,196,318)
Modification of warrants	-	(171,552)

Net loss available to common shareholders	$(13,954,415)	$(16,367,870)

Net loss per common share – basic and diluted	$(0.28)	$(0.38)
Weighted average common shares outstanding – basic and diluted	50,228,860	43,513,571

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2024 and 2023
(UNAUDITED)

	2024	2023

Operating expenses:
Research and development	$4,628,535	$6,083,488
General and administrative	2,447,413	2,092,758
Total operating expenses	7,075,948	8,176,246

Operating loss	(7,075,948)	(8,176,246)

Interest expense, net	(182,701)	(159,063)
Other income (expense)	13,758	(7,500)

Net loss	(7,244,891)	(8,342,809)

Net loss available to common shareholders	$(7,244,891)	$(8,342,809)

Net loss per common share – basic and diluted	$(0.14)	$(0.19)
Weighted average common shares outstanding – basic and diluted	52,006,442	43,588,381

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2023	47,422,304	$474,223	$499,832,063	$(487,091,396)	$13,214,890

401(k) contributions paid in common stock	17,724	177	48,730	-	48,907
Stock issued to nonemployees for service	88,573	886	201,421	-	202,307
Proceeds from the sale of common stock	2,490,000	24,900	4,955,100	-	4,980,000
Equity based compensation – employees	-	-	1,383,909	-	1,383,909
Share issuance costs	-	-	(470,229)	-	(470,229)
Net loss	-	-	-	(6,709,524)	(6,709,524)
BALANCES AT DECEMBER 31, 2023	50,018,601	$500,186	$505,950,994	$(493,800,920)	$12,650,260

401(k) contributions paid in common stock	27,373	274	53,211	-	53,485
Stock issued to nonemployees for service	162,744	1,627	379,243	-	380,870
Proceeds from the sale of common stock	3,875,000	38,750	7,711,250	-	7,750,000
Equity based compensation – employees	-	-	1,432,540	-	1,432,540
Share issuance costs	-	-	(717,621)	-	(717,621)
Net loss	-	-	-	(7,244,891)	(7,244,891)
BALANCES AT MARCH 31, 2024	54,083,718	$540,837	$514,809,617	$(501,045,811)	$14,304,643

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2022	43,448,317	$434,484	$486,625,816	$(454,897,093)	$32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
Equity based compensation – employees	-	-	1,703,931	-	1,703,931
401(k) contributions paid in common stock	21,331	213	49,965	-	50,178
Stock issued to nonemployees for service	40,236	402	91,221	-	91,623
2014 incentive stock forfeited	(2,000)	(20)	(11,080)	-	(11,100)
Net loss	-	-	-	(7,853,509)	(7,853,509)
BALANCES AT DECEMBER 31, 2022	43,725,636	$437,256	$488,904,967	$(462,750,602)	$26,591,621

Equity based compensation – employees	-	-	1,743,288	-	1,743,288
401(k) contributions paid in common stock	23,627	236	54,629	-	54,865
Stock issued to nonemployees for service	38,562	386	100,249	-	100,635
Net loss	-	-	-	(8,342,809)	(8,342,809)
BALANCES AT MARCH 31, 2023	43,787,825	$437,878	$490,803,133	$(471,093,411)	$20,147,600

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2024 and 2023
(UNAUDITED)

	2024	2023

Net loss	$(13,954,415)	$(16,196,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,993,395	1,973,982
Non-cash lease expense	4,383	9,545
Share-based payments for services	547,893	285,722
Equity-based compensation	2,816,449	3,436,119
Common stock contributed to 401(k) plan	102,392	105,043
(Increase)/decrease in assets:
Prepaid expenses	(30,996)	180,222
Supplies used for R&D and manufacturing	(240,067)	170,434
Deposits	(11,884)	(2,354,723)
Increase/(decrease) in liabilities:
Accounts payable	(896,939)	102,841
Accrued expenses	59,818	111,515
Due to employees	194,363	37,798

Net cash used in operating activities	(9,415,608)	(12,137,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,650)	(165,032)
Expenditures for patent costs	(13,211)	-

Net cash used in investing activities	(64,861)	(165,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,730,000	-
Payments of stock issuance costs	(1,218,937)	(9,010)
Proceeds from the exercise of warrants	-	447,291
Payments on obligations under finance leases	(867,008)	(761,223)

Net cash provided by (used in) financing activities	10,644,055	(322,942)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,163,586	(12,625,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,145,735	22,672,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,309,321	$10,046,344

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2024 and 2023
(UNAUDITED)

	2024	2023
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in current liabilities	$-	$176,743
Assets purchased under finance leases	$20,797	$-
Finance lease obligation included in accounts payable	$522	$1,402
Consulting services paid with issuance of common stock	$583,177	$192,258
Accrued consulting services to be paid with common stock	$165,000	$165,000
Financing costs included in current liabilities	$46,616	$-

Cash paid for interest	$480,044	$547,765

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of March 31, 2024 and the results of its operations for the six months then ended. The condensed balance sheet as of September 30, 2023 is derived from the September 30, 2023 audited financial statements.

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

Research and Development Costs – Research and development costs are expensed as incurred. Management accrues Clinical Research Organization (“CRO”) expenses and clinical trial study expenses based on services performed and relies on the CROs to provide estimates of those costs applicable to the completion stage of a study. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. The Company records revisions to estimated expense in the period in which the facts that give rise to the revision become known.

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

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of March 31, 2024 and September 30, 2023.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In February 2024, the Company sold 3,875,000 shares of common stock at a public offering price of $2.00 per share and received proceeds of approximately $7.0 million, net of issuance costs of approximately $0.7 million.

In November 2023, the Company sold 2,490,000 shares of common stock at a public offering price of $2.00 per share and received proceeds of approximately $4.5 million, net of issuance costs of approximately $0.5 million.

Equity Compensation

Underlying share information for equity compensation plans as of March 31, 2024 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	15,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

Stock option activity:

	Six Months Ended March 31,
	2024	2023
Options granted	3,000	4,500
Options exercised	-	-
Options forfeited	53,000	122,332
Options expired	27,035	45,404

	Three Months Ended March 31,
	2024	2023
Options granted	3,000	2,000
Options exercised	-	-
Options forfeited	42,000	25,500
Options expired	27,035	4

On March 1, 2024, the Company accelerated the vesting of 234,332 stock options issued to directors to vest on April 19, 2024. The Company concluded that the change in vesting of the options should be treated as a modification in accordance with ASC 718. As such, the Company revalued the options as of March 1, 2024 (the modification date) and subtracted any compensation cost already recognized prior to the modification date. This resulted in remaining compensation cost of approximately $260,000 that will be amortized on a straight-line basis over the remaining service period.

Share-Based Compensation Expense:

	Six Months Ended March 31,
	2024	2023
Employees	$2,816,449	$3,436,119
Non-employees	$370,163	$285,722

	Three Months Ended March 31,
	2024	2023
Employees	$1,432,540	$1,743,288
Non-employees	$151,777	$136,864

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at March 31, 2024:

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

1. Equity Warrants

Changes in Equity Warrants

No warrants recorded as equity were exercised during the six months ended March 31, 2024. The following warrants recorded as equity were exercised during the six months ended March 31, 2023.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	$2.09	418,000
	217,752		$447,291

No warrants recorded as equity expired during the six and three months ended March 31 ,2024. On February 5, 2023, 600 Series TT warrants, with an exercise price of $2.24, expired.

No warrants recorded as equity were extended during the six and three months ended March 31, 2024. On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024. The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2022. The Series RR warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

2. Options and Shares Issued to Consultants

During the six months ended March 31, 2024 and 2023, the Company issued 251,317 and 78,798 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $1.99 and $2.47 during the six months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company issued 162,744 and 38,562 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $2.22 and $2.42 during the three months ended March 31, 2024 and 2023, respectively.

No options were issued to a consultant during the six months ended March 31, 2024. During the six months ended March 31, 2023, 5,000 options with an exercise price of $11.61 issued to a consultant expired.

During the six months ended March 31, 2024 and 2023, the Company recorded total expense of approximately $370,000 and $285,000, respectively, relating to the share-based compensation under various consulting agreements. During the three months ended March 31, 2024 and 2023, the Company recorded total expense of approximately $152,000 and $136,000, respectively, relating to the share-based compensation under these consulting agreements. On March 31, 2024 and September 30, 2023, consulting fees of approximately $351,000 and $205,000, respectively, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

During the six and three months ended March 31, 2024, no restricted shares of the Company’s common stock were purchased by related parties.

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

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreement

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808, Collaborative Arrangements. The Company determined the payments to Ergomed are within the scope of ASC 730, Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its statements of operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.8 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.9 million. During the six months ended March 31, 2024 and 2023, the Company recorded, net of Ergomed’s discount, approximately $0.1 million for each quarter as research and development expense related to Ergomed’s services. During the three months ended March 31, 2024 and 2023, the Company recorded, net of Ergomed’s discount, less than $0.1 million for each quarter as research and development expense related to Ergomed’s services.

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

The San Tomas lease is classified as a finance lease on the Company’s balance sheet, as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms. Total cash paid related to finance leases during the six months ended March 31, 2024 and 2023 was approximately $1.3 million for both periods, of which approximately $0.5 and $0.6 million was for interest, respectively, in each six-month period. As of March 31, 2024, the weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average time to maturity is 4.59 years.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of March 31, 2024 are as follows:

Six months ending September 30, 2024	$1,333,000
Year ending September 30,
2025	2,747,000
2026	2,838,000
2027	2,929,000
2028	3,021,000
2029	255,000
Total future minimum lease obligation	13,123,000
Less imputed interest on finance lease obligations	(2,247,000)
Net present value of financing lease obligations	10,876,000
Less net present value of financing lease obligations – current portion	(1,889,000)
Net present value of financing lease obligations - non-current portion	$8,987,000

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. The Company incurred lease expense for operating leases of approximately $0.2 million for both the six months ended March 31, 2024 and 2023. Total cash paid related to operating leases during the six months ended March 31, 2024 and 2023 was approximately $0.2 million for each period. The weighted average discount rate of the Company’s operating leases is 9.03% and the weighted average time to maturity is 7.35 years.

As of March 31, 2024, approximate future minimum lease payments under operating leases are as follows:

Six months ending September 30, 2024	$180,000
Year ending September 30,
2025	366,000
2026	287,000
2027	277,000
2028	285,000
2029	294,000
Thereafter	746,000
Total future minimum lease obligation	2,435,000
Less imputed interest on operating lease obligation	(680,000)
Net present value of operating lease obligations	1,755,000
Less net present value of operating lease obligations - current portion	(211,000)
Net present value of operating lease obligations - non-current portion	$1,544,000

G. PATENTS

During the six and three months ended March 31, 2024 and 2023, there was no impairment of patent costs. The weighted average amortization period for patents is approximately 8 years. For the six months ended March 31, 2024 and 2023, amortization of patent costs totaled approximately $17,000 and $20,000, respectively. For the three months ended March 31, 2024 and 2023, amortization of patent costs totaled approximately $8,000 and $10,000, respectively. The total estimated future amortization is as follows:

Six months ending September 30, 2024	$15,000
Year ending September 30,
2025	29,000
2026	25,000
2027	22,000
2028	19,000
2029	16,000
Thereafter	54,000
Total	$180,000

H. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants and unvested restricted stock are not included in the computation of diluted net loss per share if their effect would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Six Months		Three Months
	Ended		Ended
	2024	2023	2024	2023
Loss per share – basic and diluted
Net loss available to common – basic and diluted	$(13,954,415)	$(16,367,870)	$(7,244,891)	$(8,342,809)
Weighted average shares outstanding – basic and diluted	50,228,860	43,513,571	52,006,442	43,588,381
Basic and diluted loss per common share	$(0.28)	$(0.38)	$(0.14)	$(0.19)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2024	2023
Options and Warrants	15,772,993	13,893,248
Unvested Restricted Stock	147,250	149,250
Total	15,920,243	14,042,498

J. SUBSEQUENT EVENTS

On May 4, 2024, the Company extended for two years the expiration date of 1,092,470 outstanding warrants.

On May 8, 2024, officers and directors purchased 58,000 shares of restricted common stock from the Company at an aggregate fair market value of $80,620.

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

The global cancer immunotherapy market is expected to reach USD $196.45 billion by 2030, registering CAGR of 7.2% during the forecast period, according to a new report by Grand View Research, Inc. The rising adoption of immunotherapy over other therapy options for cancer owing to its targeted action is anticipated to increase the adoption during the forecast period. Moreover, increasing regulatory approvals from authoritarian establishments for novel immunotherapy used for oncology is also expected to further fuel the market growth. (https://www.bloomberg.com/press-releases/2023-01-18/cancer-immunotherapy-market-worth-196-45-billion-by-2030-grand-view-research-inc)

CEL-SCI hopes to participate in this growing market with its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection). Multikine has already been tested in approximately 750 human patients in multiple clinical trials, including a well-controlled, multicenter, global, 928 patient Phase III randomized controlled trial. Multikine is unique among approved cancer immunotherapies because it is given first, right after diagnosis and before surgery. CEL-SCI believes that the Phase III clinical trial demonstrated that Multikine caused tumors to reduce in size and/or caused the disease to “downstage” within just a few weeks of treatment before surgery. Importantly, patients with these reductions and/or downstages had their risk of death cut in half at five years of follow up. CEL-SCI is in discussions with regulators about the design of a confirmatory trial focused on the patients selected as the best responding patients in the prior study.

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

The Multikine target population is treatment-naïve adult patients with resectable locally advanced primary squamous cell carcinoma of the head and neck (SCCHN) in the oral cavity and who have:

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

It was not enough for us to show that Multikine likely leads to PSRs and PSDs as compared to a control group, CEL-SCI also had to test if PSRs and PSDs lead to improved survival. CEL-SCI’s Phase III trial demonstrated that PSR patients were 72% likely to be alive after five years, whereas control patients were only about 49% likely to be alive after five years. Patients with PSD saw similar improvement in CEL-SCI’s Phase III trial.  Their five-year chance of survival was approximately 68%. Therefore, CEL-SCI believes that the Phase III trial demonstrated that those patients who had PSR or PSD resulting from Multikine lived longer than those who were not treated with Multikine. It is important to note that these results are from the entire Phase III study population, not from a subgroup. The likelihood of living at least five years is shown in the graphic below for patients with PSR (blue), patients with PSD (orange) and patients who did not receive Multikine (gray).

CEL-SCI’s target population as presented at ESMO in October 2023 can be readily selected by doctors upon diagnoses using standard tests.  Having shown a potential causal link supported by strong statistics between Multikine and survival benefit, CEL-SCI believes that Multikine should be approved quickly. But recall that the Phase III study’s primary endpoint of 10% survival benefit was not met. How then can we say that Multikine actually benefits patients? The answer is that while Multikine has shown that it can help patients with PSR/PSD, there were not enough PSR/PSD in the Phase III study population to yield a 10% survival benefit for the whole population. In other words, the benefits from PSR/PSD were too diluted when averaged with the other patients in the study.

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

CEL-SCI also saw from the Phase III data that Multikine was more effective for patients with low PD-L1 tumor expression than for patients with high PD-L1 expression. This analysis was pre-specified in the statistical analysis plan. Targeting low PD-L1 also differentiates Multikine from other immunotherapies. For example, checkpoint inhibitors like Keytruda and Opdivo appear to best serve patients having high PD-L1, because these drugs work by blocking PD1/PD-L1 receptors interaction; when this interaction (PD1/PD-L1) happens it leads to inactivation/death of the immune cells attacking the tumor. While none of these drugs are currently approved as a first-line treatment before surgery, even if such approvals were to come in the future, the large majority of patients in this group having low PD-L1 would still be expected to need Multikine.

CEL-SCI’s target population is now directed to patients who present at diagnosis with N0 nodal involvement and also with low PD-L1 tumor expression (defined as tumor proportions score (TPS) < 10). These patients can be readily identified upon diagnosis with tests that physicians routinely use in cancer screening, a crucial achievement towards Multikine becoming available for use. For instance, a PET scan should be used to determine the N0 nodal status and a screening biopsy should be used to determine the low PD-L1 expression. Doctors already routinely screen head and neck cancer patients using PET scans and biopsy.

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

CEL-SCI’s physician consultants tell CEL-SCI that the early separation of these two survival curves (e.g., at 12 months) adds validation to the potential positive effects of Multikine.

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

CEL-SCI’s regulatory strategy going forward is to seek approval of Multikine following full enrollment of its confirmatory study wherever possible.

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

CEL-SCI acknowledges that efficacy in the target population has not been tested prospectively, but CEL-SCI believes that the data generated to date already presents a compelling patient need in the target population that justifies accelerated/conditional access to Multikine. This is why the conditional approval pathways were created in the first place. CEL-SCI intends to base its request for regulatory approval, in part, on its view that patients should not have to wait many more years before gaining access to the benefits of Multikine PSRs/PSDs and increased survival, particularly given Multikine’s safety profile and data that mechanistically and empirically supports the target population definition.

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

In May 2024, CEL-SCI announced that based on strong safety and efficacy data from CEL-SCI’s completed Phase 3 head and neck cancer study, the FDA indicated CEL-SCI may move forward with a confirmatory Registration Study of Multikine in newly diagnosed advanced primary head and neck cancer patients with no lymph node involvement (determined via PET scan) and with low PD-L1 tumor expression (determined via biopsy).

Through this discussion and agreement with the FDA, CEL-SCI has achieved a tremendous milestone for people who are newly diagnosed with head and neck cancer. The survival benefit was so strong and clear in the target patient population that the confirmatory study needs to enroll only 212 people to confirm what was already achieved in the Phase 3 study. This gives the company a clear path forward.

•

The FDA agreed to a 212-person confirmatory Registration Study based on the strength of the safety and survival benefit data in the selected target population from the prior 928-person Phase 3 study. The confirmatory study will be a randomized controlled trial with two arms: Multikine treatment plus standard of care versus standard of care alone. As presented at the ESMO cancer conference in October 2023, Multikine-treated patients in the selected group had a 73% 5-year survival vs a 45% 5-year survival in the control group who did not receive Multikine.

•	Generally, patient selection for different treatments in newly diagnosed head and neck cancer is done only after surgery. That presented CEL-SCI with a challenge, because Multikine has to be given before surgery. By analyzing Multikine's biological mechanism of action, as supported by the completed Phase 3 study, CEL-SCI developed criteria for selecting, before surgery, those patients who would have the best survival from Multikine. The FDA accepted the selection criteria and the proposed study design, which now permits CEL-SCI to enroll patients in the confirmatory study.

•	CEL-SCI met a very high bar set by the FDA, which requires more stringent analysis for newly-diagnosed patients than for terminal cancer patients. One regulator called these newly-diagnosed cancer patients “much more delicate” and explained that the standard for permitting a new study with these patients has to be more stringent, since they are not all expected to die.

•	CEL-SCI has been advised by statisticians and physicians that the confirmatory study has a high likelihood of success because a large survival benefit has already been demonstrated in the target population in the completed Phase 3 study. The much smaller confirmatory study—less than a quarter the size of the prior study—will focus on the patients who saw the greatest survival benefit when treated with Multikine.

•	If approved as a pre-surgical treatment, Multikine should be added to the standard of care for the target population.

•	The FDA also acknowledged in the meeting that there is a great unmet need in the target population for improved therapies. This is an important factor that weighs in favor of approval for Multikine.

•	CEL-SCI believes that its de-risked value proposition for investors presents a unique opportunity to invest in a Phase 3 oncology company with a large body of data demonstrating not only tumor responses, but also long-term survival, in the target patient population. The goal of our smaller confirmatory study is to confirm these positive results in a prospectively defined target population.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $64.6 million as of March 31, 2024 on direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA. The Company estimates it will incur additional expenses of approximately $0.6 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount.  Approximately $11.9 million of the committed $12 million contribution has been realized as of March 31, 2024.

During the six months ended March 31, 2024, the Company’s cash increased by approximately $1.2 million. Significant components of this increase included net proceeds from the November 2023 and February 2024 financing of $11.5 million offset by cash used to fund the Company’s regular operations of approximately $9.4 million and approximately $0.9 million in payments on their finance lease obligations.

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

During the six months ended March 31, 2024, no warrants were exercised. During the six months ended March 31, 2023, 217,752 warrants were exercised at a weighted average exercise price of $2.05 for total proceeds of approximately $0.5 million.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $13.6 million for the six months ended March 31, 2024. This net operating loss consists of significant non-cash expenses including approximately $3.2 million in share-based compensation to employees and non-employees, and approximately $2.0 million in depreciation and amortization expense.  The Company incurred a net operating loss of approximately $7.1 million for the three months ended March 31, 2024.  This net operating loss consists of significant non-cash expenses including approximately $1.6 million in share-based compensation to employees and non-employees, and approximately $1.0 million in depreciation and amortization expense.

During the six months ended March 31, 2024, research and development expenses decreased by approximately $2.5 million, or 22%, compared to the six months ended March 31, 2023.  Major components of this decrease include an approximately $0.2 million decrease in costs incurred to prepare for the potential commercial sale of Multikine, an approximately $1.6 million decrease in expenses related to the Phase 3 study, a decrease of approximately $0.6 million of employee stock compensation expense and an approximately $0.1 million decrease in other research and development costs.

During the three months ended March 31, 2024, research and development expenses decreased by approximately $1.5 million, or 24%, compared to the three months ended March 31, 2023.  Major components of this decrease include  an approximately $1.0 million decrease in expenses related to the Phase 3 study, a decrease of approximately $0.4 million of employee stock compensation expense and an approximately $0.1 million decrease in other research and development costs.

During the six months ended March 31, 2024, general and administrative expenses increased by approximately $0.2 million, or 5%, compared to the six months ended March 31, 2023. This increase is primarily due to an approximately $0.1 million increase in consulting fees and an increase of approximately $0.1 million in other general and administrative costs.

During the three months ended March 31, 2024, general and administrative expenses increased by approximately $0.4 million, or 17%, compared to the three months ended March 31, 2023. This increase is primarily due to an approximately $0.2 million increase in consulting fees, an increase of approximately $0.1 million of employee stock compensation expense related to the accelerated vesting of options for directors, and a net  increase of approximately $0.1 million in other general and administrative expenses.

During the six months ended March 31, 2024, net interest expense increased by approximately $0.1 million compared to the six months ended March 31, 2023. While the amount of interest paid on the Company’s lease liabilities remained relatively constant at approximately $0.5 million for the six months ended March 31, 2024 and 2023, the Company earned approximately $0.1 million less in interest income during the six months ended March 31, 2024 compared to the six months ended March 31, 2023. Net interest expense, which consists primarily of interest paid on lease liabilities, remained relatively constant at approximately $0.2 million for the three months ended March 31, 2024 and March 31, 2023.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended		Three months ended
	March 31,		March 31,
	2024	2023	2024	2023
MULTIKINE	$8,934,795	$11,258,629	$4,605,543	$5,964,252
LEAPS	46,249	217,405	22,992	119,236
TOTAL	$8,981,044	11,476,034	4,628,535	6,083,488

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2024, the Company issued 251,317 restricted shares of common stock to consultants for investor relations services.

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

Item 5.  Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2024.

Item 6. Exhibits

Number	Exhibit
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: May 15, 2024	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

