Form 10-Q
period 2024-06-30
CEL SCI CORP
filed 2024-08-14
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Class of Stock	No. Shares Outstanding	Date
Common	61,493,229	August 8, 2024

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
ASSETS	2024	2023
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$384,652	$4,145,735
Prepaid expenses	551,337	520,368
Supplies used for R&D and manufacturing	2,555,249	2,248,072
Deposits	51,129	4,245

Total current assets	3,542,367	6,918,420

Finance lease right of use assets	7,800,909	9,131,987
Operating lease right of use assets	1,548,010	1,698,243
Property and equipment, net	8,613,316	10,188,126
Patent costs, net	173,028	197,704
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	71,589	74,669

Total assets	$24,068,320	$30,528,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,369,441	$2,009,786
Accrued expenses	1,272,149	1,049,581
Due to employees	696,487	557,244
Finance lease obligation, current portion	1,949,245	1,771,804
Operating lease obligation, current portion	219,019	197,431

Total current liabilities	5,506,341	5,585,846

Finance lease obligations, net of current portion	8,477,784	9,949,565
Operating lease obligations, net of current portion	1,486,138	1,652,949
Other liabilities	125,000	125,000

Total liabilities	15,595,263	17,313,360

Commitments and contingencies (refer to Note E)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 54,257,884 and 47,422,304 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	542,578	474,223
Additional paid-in capital	515,832,848	499,832,063
Accumulated deficit	(507,902,369)	(487,091,396)

Total stockholders' equity	8,473,057	13,214,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,068,320	$30,528,250

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2024 and 2023
(UNAUDITED)

	2024	2023

Operating expenses:
Research and development	$13,684,204	$17,203,823
General and administrative	6,547,866	6,804,729
Total operating expenses	20,232,070	24,008,552

Operating loss	(20,232,070)	(24,008,552)

Interest expense, net	(571,102)	(493,522)
Other expense	(7,801)	(61,525)

Net loss	(20,810,973)	(24,563,599)
Modification of warrants	(659,456)	(171,552)

Net loss available to common shareholders	$(21,470,429)	$(24,735,151)

Net loss per common share – basic and diluted	$(0.42)	$(0.57)
Weighted average common shares outstanding – basic and diluted	51,479,454	43,761,395

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2024 and 2023
(UNAUDITED)

	2024	2023

Operating expenses:
Research and development	$4,703,160	$5,727,789
General and administrative	1,967,075	2,453,968
Total operating expenses	6,670,235	8,181,757

Operating loss	(6,670,235)	(8,181,757)

Interest expense, net	(190,705)	(181,670)
Other income (expense)	4,382	(3,854)

Net loss	(6,856,558)	(8,367,281)
Modification of warrants	(659,456)	-

Net loss available to common shareholders	$(7,516,014)	$(8,367,281)

Net loss per common share – basic and diluted	$(0.14)	$(0.19)
Weighted average common shares outstanding – basic and diluted	53,994,384	44,254,363

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2023	47,422,304	$474,223	$499,832,063	$(487,091,396)	$13,214,890

401(k) contributions paid in common stock	17,724	177	48,730	-	48,907
Stock issued to nonemployees for service	88,573	886	201,421	-	202,307
Proceeds from the sale of common stock	2,490,000	24,900	4,955,100	-	4,980,000
Equity based compensation – employees	-	-	1,383,909	-	1,383,909
Share issuance costs	-	-	(470,229)	-	(470,229)
Net loss	-	-	-	(6,709,524)	(6,709,524)
BALANCES AT DECEMBER 31, 2023	50,018,601	$500,186	$505,950,994	$(493,800,920)	$12,650,260

401(k) contributions paid in common stock	27,373	274	53,211	-	53,485
Stock issued to nonemployees for service	162,744	1,627	379,243	-	380,870
Proceeds from the sale of common stock	3,875,000	38,750	7,711,250	-	7,750,000
Equity based compensation – employees	-	-	1,432,540	-	1,432,540
Share issuance costs	-	-	(717,621)	-	(717,621)
Net loss	-	-	-	(7,244,891)	(7,244,891)
BALANCES AT MARCH 31 , 2024	54,083,718	$540,837	$514,809,617	$(501,045,811)	$14,304,643

401(k) contributions paid in common stock	45,722	457	60,120	-	60,577
Stock issued to nonemployees for service	70,444	704	154,951	-	155,655
Purchase of stock by officers and directors	58,000	580	80,040	-	80,620
Equity based compensation – employees	-	-	728,120	-	728,120
Net loss	-	-	-	(6,856,558)	(6,856,558)
BALANCES AT JUNE 30, 2024	54,257,884	$542,578	$515,832,848	$(507,902,369)	$8,473,057

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2022	43,448,317	$434,484	$486,625,816	$(454,897,093)	$32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
Equity based compensation – employees	-	-	1,703,931	-	1,703,931
401(k) contributions paid in common stock	21,331	213	49,965	-	50,178
Stock issued to nonemployees for service	40,236	402	91,221	-	91,623
2014 incentive stock forfeited	(2,000)	(20)	(11,080)	-	(11,100)
Net loss	-	-	-	(7,853,509)	(7,853,509)
BALANCES AT DECEMBER 31, 2022	43,725,636	$437,256	$488,904,967	$(462,750,602)	$26,591,621

Equity based compensation – employees	-	-	1,743,288	-	1,743,288
401(k) contributions paid in common stock	23,627	236	54,629	-	54,865
Stock issued to nonemployees for service	38,562	386	100,249	-	100,635
Net loss	-	-	-	(8,342,809)	(8,342,809)
BALANCES AT MARCH 31 , 2023	43,787,825	$437,878	$490,803,133	$(471,093,411)	$20,147,600

Equity based compensation – employees	-	-	1,551,319	-	1,551,319
401(k) contributions paid in common stock	12,855	129	52,534	-	52,663
Stock issued to nonemployees for service	36,523	365	135,304	-	135,669
Proceeds from the sale of common stock	913,234	9,132	1,543,365	-	1,552,497
2014 Incentive Stock Forfeited	(2,000)	(20)	(11,080)	-	(11,100)
Share issuance costs	-	-	(271,968)	-	(271,968)
Net loss	-	-	-	(8,367,281)	(8,367,281)
BALANCES AT JUNE 30 , 2023	44,748,437	$447,484	$493,802,607	$(479,460,692)	$14,789,399

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2024 and 2023
(UNAUDITED)

	2024	2023

Net loss	$(20,810,973)	$(24,563,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,977,603	2,959,681
Non-cash lease expense	5,008	12,788
Share-based payments for services	778,571	473,723
Equity-based compensation	3,544,569	4,976,338
Common stock contributed to 401(k) plan (Increase)/decrease in assets:	162,969	157,706
Prepaid expenses	(15,708)	208,419
Supplies used for R&D and manufacturing	(304,097)	(24,491)
Deposits	(46,884)	(2,342,951)
Increase/(decrease) in liabilities:
Accounts payable	(592,370)	66,616
Accrued expenses	167,568	243,800
Due to employees	139,243	28,173

Net cash used in operating activities	(13,994,502)	(17,803,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75,122)	(361,892)
Expenditures for patent costs	(13,211)	-

Net cash used in investing activities	(88,333)	(361,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,730,000	1,552,497
Payments of stock issuance costs	(1,173,577)	(213,796)
Proceeds from the purchase of stock by officers and directors	80,620	-
Proceeds from the exercise of warrants	-	447,291
Payments on obligations under finance leases	(1,315,291)	(1,157,371)

Net cash provided by financing activities	10,321,752	628,621

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,761,083)	(17,537,068)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,145,735	22,672,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$384,652	$5,135,070

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2024 and 2023

(UNAUDITED)

	2024	2023
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets purchased under finance leases	$20,797	$-
Finance lease obligation included in accounts payable	$1,296	$927
Property and equipment included in current liabilities	$2,770	-
Consulting services paid with issuance of common stock	$738,832	$327,927
Accrued consulting services to be paid with common stock	$110,000	$110,000
Financing costs included in current liabilities	$91,975	$58,172

Cash paid for interest	$706,517	$809,495

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of June 30, 2024 and the results of its operations for the nine months then ended. The condensed balance sheet as of September 30, 2023 is derived from the September 30, 2023 audited financial statements.

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

Share-Based Compensation – Compensation cost for all share-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires five input variables: the strike price of an option, the current stock price, the time to expiration, the risk-free rate, and the volatility. The share-based compensation cost is recognized using the straight-line method as expense over the requisite service or vesting period.

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

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of June 30, 2024 and September 30, 2023.

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

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is assessing the effect of this update on the condensed financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Improvements to Income Tax Disclosures, which require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The update will be effective for annual periods beginning after December 15, 2024. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

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

In April 2023, the Company sold 794,117 shares of common stock at a public offering price of $1.70 per share and received proceeds of approximately $1.4 million. The Company granted the underwriters a 30-day option to purchase up to 119,117 additional shares of common stock to cover over-allotments. The underwriter fully exercised this option in May 2023, resulting in additional proceeds to the Company of approximately $200,000. The Company incurred issuance costs of approximately $0.2 million related to this offering.

Equity Compensation

Underlying share information for equity compensation plans as of June 30, 2024 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	17,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

 Stock option activity:

	Nine months ended June 30,
	2024	2023
Options granted	1,967,500	6,500
Options exercised	-	-
Options forfeited	293,000	179,832
Options expired	27,075	58,787

	Three Months Ended June 30,
	2024	2023
Options granted	1,964,500	2,000
Options exercised	-	-
Options forfeited	240,000	57,500
Options expired	40	13,383

On March 1, 2024, the Company accelerated the vesting of 234,332 stock options issued to directors to vest on April 19, 2024. The Company concluded that the change in vesting of the options should be treated as a modification in accordance with ASC 718. As such, the Company revalued the options as of March 1, 2024 (the modification date) and subtracted any compensation cost already recognized prior to the modification date. This resulted in remaining compensation cost of approximately $260,000 that was amortized on a straight-line basis over the remaining service period. The remaining compensation cost of approximately $101,000 as of March 31, 2024 was expensed during the three months ended June 30, 2024.

Share-Based Compensation Expense:

	Nine months ended June 30,
	2024	2023
Employees	$3,544,569	$4,976,338
Non-employees	$600,841	$473,723

	Three Months Ended June 30,
	2024	2023
Employees	$728,120	$1,540,219
Non-employees	$230,678	$188,001

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at June 30, 2024:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2026
Series UU	6/11/2018	93,603	$2.80	6/30/2026
Series X	1/13/2016	120,000	$9.25	7/13/2026
Series Y	2/15/2016	26,000	$12.00	8/15/2026
Series MM	6/22/2017	333,432	$1.86	6/22/2026
Series NN	7/24/2017	200,087	$2.52	7/24/2026
Series RR	10/30/2017	234,009	$1.65	10/30/2026
Consultant Options	7/28/2017 – 9/2/2023	110,000	$1.39- $2.18	7/27/2027 - 9/1/2028

1. Equity Warrants

Changes in Equity Warrants

No warrants recorded as equity were exercised during the nine months ended June 30, 2024. The following warrants recorded as equity were exercised during the nine months ended June 30, 2023.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	$2.09	418,000
	217,752		$447,291

No warrants recorded as equity expired during the nine and three months ended June 30,2024. On February 5, 2023, 600 Series TT warrants, with an exercise price of $2.24, expired.

On May 4, 2024, the Company modified the terms of Series UU, X, Y, N, MM, NN and RR warrants by extending the expiration dates by twenty-four (24) months from their current expiration dates. The incremental cost of this extension was approximately $659,455, which was recorded as a deemed dividend in the financial statements for the nine and three months ended June 30, 2024. The Series N, X, MM, NN, RR and UU warrants are held by current Officers of the Company.

On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024. The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend. The Series RR warrants are held by current Officers of the Company.

2. Options and Shares Issued to Consultants

During the nine months ended June 30, 2024 and 2023, the Company issued 321,761 and 115,321 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $1.84 and $2.45 during the nine months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company issued 70,444 and 36,523 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $1.33 and $2.41 during the three months ended June 30, 2024 and 2023, respectively.

No options were issued to a consultant during the nine months ended June 30, 2024. During the nine months ended June 30, 2023, 5,000 options with an exercise price of $11.61 issued to a consultant expired.

During the nine months ended June 30, 2024 and 2023, the Company recorded total expense of approximately $601,000 and $474,000, respectively, relating to the share-based compensation under various consulting agreements. During the three months ended June 30, 2024 and 2023, the Company recorded total expense of approximately $231,000 and $188,000, respectively, relating to the share-based compensation under these consulting agreements. On June 30, 2024 and September 30, 2023, consulting fees of approximately $221,000 and $205,000, respectively, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

During the nine and three months ended June 30, 2024, certain officers and directors purchased 58,000 shares of restricted common stock at an aggregated fair market value of approximately $80,620. No restricted shares of the Company’s common stock were purchased by related parties during the nine and three months ended June 30, 2023.

On May 4, 2024, the Company modified the terms of Series UU, X, Y, N, MM, NN and RR warrants by extending the expiration dates by twenty-four (24) months from their current expiration dates. The incremental cost of this extension was approximately $659,455, which was recorded as a deemed dividend in the financial statements for the three months ended June 30, 2024. The Series N, X, MM, NN, RR and UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024 (Note C). The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend.

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreement

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808, Collaborative Arrangements. The Company determined the payments to Ergomed are within the scope of ASC 730, Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its statements of operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.8 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.9 million. During the nine months ended June 30, 2024 and 2023, the Company recorded, net of Ergomed’s discount, approximately $0.1 million for each period as research and development expense related to Ergomed’s services. During the three months ended June 30, 2024 the Company did not record any research and development expense related to Egromed’s services and during three months ended June 30, 2023, the Company recorded, net of Ergomed’s discount, less than $0.1 million as research and development expense related to Ergomed’s services.

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

The San Tomas lease is classified as a finance lease on the Company’s balance sheet, as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms. Total cash paid related to finance leases during the nine months ended June 30, 2024 and 2023 was approximately $2.0 and $1.9 million, respectively, of which approximately $0.7 and $0.8 million was for interest, respectively, in each nine-month period. As of June 30, 2024, the weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average time to maturity is 4.34 years.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of June 30, 2024 are as follows:

Three months ending September 30, 2024	$666,000
Year ending September 30,
2025	2,747,000
2026	2,838,000
2027	2,929,000
2028	3,021,000
2029	255,000
Total future minimum lease obligation	12,456,000
Less imputed interest on finance lease obligations	(2,029,000)
Net present value of financing lease obligations	10,427,000
Less net present value of financing lease obligations – current portion	(1,949,000)
Net present value of financing lease obligations - non-current portion	$8,478,000

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. The Company incurred lease expense for operating leases of approximately $0.3 million for both the nine months ended June 30, 2024 and 2023. Total cash paid related to operating leases during the nine months ended June 30, 2024 and 2023 was approximately $0.3 million for each period. The weighted average discount rate of the Company’s operating leases is 10.19% and the weighted average time to maturity is 7.16 years.

As of June 30, 2024, approximate future minimum lease payments under operating leases are as follows:

Three months ending September 30, 2024	$90,000
Year ending September 30,
2025	366,000
2026	287,000
2027	277,000
2028	285,000
2029	294,000
Thereafter	746,000
Total future minimum lease obligation	2,345,000
Less imputed interest on operating lease obligation	(640,000)
Net present value of operating lease obligations	1,705,000
Less net present value of operating lease obligations - current portion	(219,000)
Net present value of operating lease obligations - non-current portion	$1,486,000

G. PATENTS

During the nine and three months ended June 30, 2024 and 2023, there was no impairment of patent costs. The weighted average amortization period for patents is approximately 8 years. For the nine months ended June 30, 2024 and 2023, amortization of patent costs totaled approximately $25,000 and $29,000, respectively. For the three months ended June 30, 2024 and 2023, amortization of patent costs totaled approximately $7,000 and $9,000, respectively. The total estimated future amortization is as follows:

Three months ending September 30, 2024	$8,000
Year ending September 30,
2025	29,000
2026	25,000
2027	22,000
2028	19,000
2029	16,000
Thereafter	54,000
Total	$173,000

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
Loss per share – basic and diluted	2024	2023	2024	2023
Net loss available to common – basic and diluted	$(21,470,429)	$(24,735,151)	$(7,516,014)	$(8,367,281)
Weighted average shares outstanding – basic and diluted	51,479,454	43,761,395	53,994,384	44,254,363
Basic and diluted loss per common share	$(0.42)	$(0.57)	$(0.14)	$(0.19)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30 :

	2024	2023
Options and Warrants	17,497,453	13,824,365
Unvested Restricted Stock	147,250	147,250
Total	17,644,703	13,971,615

J. SUBSEQUENT EVENTS

On July 11, 2024, Geert Kersten, the Company’s Chief Executive Officer and a director, loaned the Company $200,000.  On July 18, 2024, Mr. Kersten loaned the Company an additional $250,000.  These amounts were repaid on July 30, 2024.

On July 29, 2024, the Company sold 3,715,000 shares of common stock at an offering price of $1.00 per share, and pre-funded warrants to purchase up to 7,130,000 shares of common stock, at an offering price of $0.99 per pre-funded warrant, for gross proceeds of approximately $10.8 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview and Product Candidates

CEL-SCI Corporation is a late clinical-stage biotechnology company dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies:

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

MULTIKINE, THE PHASE III CLINICAL TRIAL RESULTS, AND PATH FORWARD

Immunotherapy is a large, high growth market. Immunotherapies use the patient’s own immune system to fight disease. These “targeted therapies” are at the forefront of modern cancer research. A recent Bloomberg report from January 2023 asserted that:

The global cancer immunotherapy market is expected to reach USD $196.45 billion by 2030, registering CAGR of 7.2% during the forecast period, according to a new report by Grand View Research, Inc. The rising adoption of immunotherapy over other therapy options for cancer owing to its targeted action is anticipated to increase the adoption during the forecast period. Moreover, increasing regulatory approvals from authoritarian establishments for novel immunotherapy used for oncology is also expected to further fuel the market growth. (https://www.bloomberg.com/press-releases/2023-01-18/cancer-immunotherapy-market-worth-196-45-billion-by-2030-grand-view-research-inc)

CEL-SCI hopes to participate in this growing market with its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection). Multikine is unique among approved cancer immunotherapies because it is given first, right after diagnosis, before any other treatment including surgery.

Multikine has been tested in approximately 740 patients in Phase 1, 2 and 3 clinical studies conducted in the U.S., Canada, Europe, Israel and Asia. In these studies, it has been administered in multiple doses by various routes and various frequencies to determine its safety and efficacy. The data from these studies allowed CEL-SCI to determine the patient population most responsive to Multikine and most likely to benefit from it. The target population is newly diagnosed advanced primary head and neck cancer patients with no lymph node involvement (determined via PET imaging) and with low PD-L1 tumor expression (determined via biopsy), two features that physicians routinely assess at baseline as part of standard practice.

In the target patient population CEL-SCI believes Multikine significantly extended life. In the Phase III study, CEL-SCI observed a 73% survival rate with Multikine vs. only 45% without Multikine at 5 years after treatment, and a Hazard ratio of 0.35 (95% CIs [0.19, 0.66]).

CEL-SCI completed a bias analysis for the target population in the Phase III study in preparation for submission of data to regulatory agencies including the FDA for confirmatory registration study.  The detailed data on parameters including patient age, sex, race, tumor locations, and staging demonstrate balance between the treatment and control arms.  Therefore, no bias was found, which supports confidence in Multikine’s efficacy results.

CEL-SCI applied to the FDA for a 212-patient randomized controlled confirmatory registration study focusing only on those patients in the target population, this accounts for approximately 100,000 patients worldwide per year. In May 2024, CEL-SCI announced that the FDA indicated CEL-SCI may move forward with a confirmatory registration study of Multikine in the target population.

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

The Multikine target population is not yet treated adult patients with resectable locally advanced primary squamous cell carcinoma of the head and neck (SCCHN) in the oral cavity and who have:

•	No lymph node involvement (via PET imaging)
•	Low PD-L1 tumor expression (TPS<10) (via biopsy)

PD-L1 is a protein receptor on the tumor surface that helps the tumor repel cells of the immune system. CEL-SCI believes that patients with tumors having low PD-L1 would be more likely to respond to Multikine because their tumors have lower defenses against the patient’s immune system. CEL-SCI estimates that patients with tumors having low PD-L1 represent about 70% of locally advanced primary SCCHN patients.

Targeting low PD-L1 also differentiates Multikine from other immunotherapies. For example, checkpoint inhibitors like Keytruda and Opdivo appear to best serve patients having high PD-L1, because these drugs work by blocking PD1/PD-L1 receptors interaction; when this interaction (PD1/PD-L1) happens it leads to inactivation/death of the immune cells attacking the tumor. These checkpoint inhibitors appear to act best when tumors express high levels of PD-L1 receptors (usually TPS >20 to TPS >50). While none of these drugs are currently approved as a first-line treatment before surgery, even if such approvals were to come in the future, we believe the large majority of patients in this group having low PD-L1 would still be expected to need Multikine.

CEL-SCI believes Multikine leads to longer survival with no safety issues. Clinical investigations of Multikine, presented at ESMO (Europe Society for Medical Oncology) in October 2023, have demonstrated in the randomized controlled Phase III trial (RCT) the following in the target population:

•	risk of death cut in half at five years versus the control;
•	28.6% absolute 5-year overall survival benefit versus control (p=0.0015);
•	0.349 hazard ratio vs control (95% CIs [0.18, 0.66], Wald p=0.0012);
•	>35% rate of pre-surgery reductions and/or downstages (p<0.01); and
•	low PD-L1 tumor expression (vs high PD-L1 where Keytruda and Opdivo work best).

There were no demonstrable safety signals or toxicities observed in approximately 740 Multikine-treated subjects across multiple clinical trials. Adverse event (AE) and serious adverse event (SAE) incidences were not significantly different among treatment and control groups. There were no Multikine-related deaths, no Multikine-related delays of surgery, no Multikine-related interference with post-surgical treatment, and only two discontinuations. Multikine-related AEs before surgery were local and resolved after surgery. Although the literature reports that some of Multikine’s components may be toxic when administered systemically (e.g., TNFα, IFN γ, IL-1β), these toxicities did not emerge with Multikine, even at doses many times higher than those administered in the Phase III trial, primarily due to Multikine’s delivery by local injection and dosage.

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

A “pre-surgical response” is a significant change in disease before surgery. CEL-SCI saw two kinds of responses in the Phase III trial. First, there were “reductions” in the size of the tumor—a reduction of 30% or more qualified as a “pre-surgical reduction,” or “PSR” for short. Second, there were disease “downstages” (e.g., the disease improved from Stage IV to Stage III) pre-surgery. CEL-SCI calls this a “pre-surgical downstaging” or “PSD” for short. CEL-SCI’s 2022 ESMO cancer conference presentation reported on PSR, and CEL-SCI’s new 2023 ESMO presentation reported on PSD.

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

It was not enough for us to show that Multikine likely leads to PSRs and PSDs as compared to a control group, CEL-SCI also had to test if PSRs and PSDs lead to improved survival. CEL-SCI’s Phase III trial demonstrated that PSR patients were 72% likely to be alive after five years, whereas control patients were only about 49% likely to be alive after five years. Patients with PSD saw similar improvement in CEL-SCI’s Phase III trial.  Their five-year chance of survival was approximately 68%. Therefore, CEL-SCI believes that the Phase III trial demonstrated that those patients who had PSR or PSD resulting from Multikine lived longer than those who were not treated with Multikine. It is important to note that these results are from the entire Phase III study population, not from a subgroup. The likelihood of living at least five years is shown in the graphic below for patients with PSR (blue), patients with PSD (orange) and control patients who did not receive Multikine (gray).

Multikine cut the 5-year risk of death in half in the target population. CEL-SCI’s results show that Multikine can cut the risk of death in half at five years versus the control group in the target population. Survival increased from 45% in the control group to 73% in the Multikine group, at five years. This means the risk of death fell to 27% in the Multikine group from 55% in the control, shown below.

Another way to see the survival benefit of Multikine in the target population is the Kaplan-Meier curve from our ESMO ’23 poster, shown below. On the vertical axis is the probability of survival and the horizontal axis is time in months. The blue Multikine line is far above the green control line, meaning the chance of survival is much higher in the Multikine group at every point in time compared to the control. These results had a low (log rank) p-value of 0.0015, which is very significant as a statistical matter.

CEL-SCI’s physician consultants tell CEL-SCI that the early separation of these two survival curves (e.g., at 12 months) adds validation to the potential positive effects of Multikine.

Another measure of survival benefit is called the “hazard ratio,” which compares the rate of an event (chances) of dying between two different groups. Here, in the Multikine target population, the hazard ratio was 0.35, which means that deaths occurred in the Multikine group about one-third as frequently as in the control group. It is also important to note that the hazard ratio’s 95% confidence interval remained far below 1.0 (which would mean parity between the compared groups). In the case of Multikine, statistically speaking, there is a 95% chance that the hazard ratio would fall between 0.18 and 0.66 if Multikine were tested in the target population in another study. A hazard ratio of 0.66 as the “so called worst case scenario” (the upper limit of the 95% confidence interval - for the hazard ration - in this case) is still below (better) than the hazard ratio required for most drug approvals.

CEL-SCI completed a bias analysis for the target population in the Phase III study in preparation for submission of data to regulatory agencies including the FDA for confirmatory registration study.  The detailed data on parameters including patient age, sex, race, tumor locations, and staging demonstrate balance between the treatment and control arms.  Therefore, no bias was found, which supports confidence in Multikine’s efficacy results.

These positive survival outcomes—increased overall survival, reduced risk of death, widely separated Kaplan-Meier curves with early separation, low hazard ratio, low p-values, low confidence intervals—CEL-SCI believes were driven by high PSR/PSD rates in the target population, as shown in the graphic below:

CEL-SCI relies on all of these data together to support its plan to request accelerated/conditional approval in the new target population without waiting until the completion of another clinical trial.  CEL-SCI’s regulatory strategy going forward is to seek approval of Multikine following full enrollment of our confirmatory study wherever possible.

CEL-SCI applied to the FDA for a 212-patient randomized controlled confirmatory registration study focusing only on those patients in the target population, this accounts for approximately 100,000 patients worldwide per year. In May 2024, CEL-SCI announced that the FDA indicated CEL-SCI may move forward with a confirmatory registration study of Multikine in the target population.

24

•

The confirmatory study will be a randomized controlled trial with two arms: Multikine treatment plus standard of care versus standard of care alone. CEL-SCI expects to commence enrollment in Q4 2024 / Q1 2025 and reach full enrollment in Q2 2026.

•	If approved as a pre-surgical treatment, CEL-SCI believes Multikine should be added to the standard of care for the target population in this unmet medical need.

•

CEL-SCI believes that the confirmatory study has a high likelihood of success based on the large survival benefit that has already been observed in the target population from the completed Phase III study. The planned confirmatory study will be much smaller—less than a quarter the size of the prior study— and will focus on the patients who saw the greatest survival benefit when treated with Multikine.

Why Do We Believe Our Confirmatory Study Will Be Successful?

An “unmet need” is a factor for approval considered by all major regulatory bodies worldwide. In the Multikine target population, there is also a great unmet need for improved survival. The current standard of care provides only about a 50/50 chance of surviving five years, whereas Multikine could increase that survival rate to over 70% in the target population based on the Phase III data. Chemotherapy (in addition to radiotherapy following surgery) has improved survival outcome for some head and neck patients, but chemotherapy is only indicated for high-risk patients, who are not likely to fall within the Multikine target population. Currently available immunotherapies are given after surgery or where surgery is not indicated, in contrast to Multikine, which is given before surgery to patients with resectable tumors. Available checkpoint inhibitors work best on tumors with high PD-L1 expression, whereas Multikine works best in tumors with low PD-L1 expression. Therefore, Multikine’s target population is underserved, and will continue to be underserved, by current therapies, but Multikine can meet the need for improved survival.

The major regulatory bodies with whom we are working, U.S. FDA, Health Canada, European Medicines Agency (EMA) and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK) all have conditional approval pathways designed for situations where the target population has not been fully tested prospectively and there is strong data supporting clinical benefit for patients. The reason is that regulators understand that in many cases patients should not have to wait for additional data before being offered the chance to benefit from a new drug, especially if the drug has shown to be safe. Every situation is different and depends on the specific facts.

IN CONCLUSION

•

Strong survival data: Multikine-treated patients in the target population had a 73% 5-year survival vs a 45% 5-year survival in the control group who did not receive Multikine in the Phase III study. In addition, no safety signals or toxicities versus standard of care. The Hazard ratio is 0.35 with an upper limit of 0.66.

•

Addressing an unmet medical need: Multikine focuses on the 70% of patients not well served by the two leading approved drugs for head and neck cancer, Keytruda and Opdivo. Multikine’s proposed indication is a pre-surgical treatment in head & neck cancer, where no drug is currently approved.

•

Multikine’s Target Population: The confirmatory registration study will focus on newly diagnosed locally advanced primary head and neck cancer patients with no lymph node involvement (determined via PET scan) and with low PD-L1 tumor expression (determined via biopsy).

•

FDA pathway: CEL-SCI is aiming to begin enrollment for a 212-patient confirmatory registration study in Q4 2024 / Q1 2025 with full enrollment expected about Q2 2026. Potential to seek early approval after full enrollment.

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

The cost of the confirmatory registration study is estimated to be about $30 million. The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations. Due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the completed Phase 3 study where it performed clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $11.9 million of the committed $12 million contribution has been realized as of June 30, 2024.

During the nine months ended June 30, 2024, the Company’s cash decreased by approximately $3.8 million. Significant components of this decrease included cash used to fund the Company’s regular operations of approximately $13.9 million and approximately $1.3 million in payments on finance lease obligations offset by net proceeds from the November 2023 and February 2024 financing of $11.4 million.

During the nine months ended June 30 , 2023, the Company’s cash decreased by approximately $17.5 million. The significant component of this decrease included cash used to fund the Company’s regular operations of approximately $17.8 million, which includes the approximate $2.3 million deposit made to the Company’s landlord as a result of falling below certain cash requirements per the San Tomas lease. Other components of this decrease include approximately $0.4 million used to make leasehold improvements and acquire research and development equipment, and approximately $1.2 million in payments on the Company’s finance leases.

During the nine months ended June 30, 2024, no warrants were exercised. During the nine months ended June 30 , 2023, 217,752 warrants were exercised at a weighted average exercise price of $2.05 for total proceeds of approximately $0.5 million.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $20.2 million for the nine months ended June 30, 2024. This net operating loss consists of significant non-cash expenses including approximately $4.1 million in share-based compensation to employees and non-employees, and approximately $3.0 million in depreciation and amortization expense. The Company incurred a net operating loss of approximately $6.7 million for the three months ended June 30, 2024. This net operating loss consists of significant non-cash expenses including approximately $1.0 million in share-based compensation to employees and non-employees, and approximately $1.0 million in depreciation and amortization expense.

During the nine months ended June 30, 2024, research and development expenses decreased by approximately $3.5 million, or 20%, compared to the nine months ended June 30 , 2023. Major components of this decrease include an approximately $2.4 million decrease in expenses related to the Phase 3 study, a decrease of approximately $1.1 million of employee stock compensation expense and an approximately $0.1 million decrease in other research and development costs which is offset by $0.1 million increase in costs incurred to prepare for the potential commercial sale of Multikine.

During the three months ended June 30, 2024, research and development expenses decreased by approximately $1.0 million, or 18%, compared to the three months ended June 30 , 2023. Major components of this decrease include an approximately $0.9 million decrease in expenses related to the Phase 3 study, a decrease of approximately $0.5 million of employee stock compensation expense which is offset by $0.4 million increase in costs incurred to prepare for the confirmatory Registration Study and potential commercial sale of Multikine.

During the nine months ended June 30, 2024, general and administrative expenses decreased by approximately $0.3 million, or 4%, compared to the nine months ended June 30 , 2023. This decrease is primarily due to an approximately $0.5 million decrease in consulting fees and a decrease of approximately $0.4 million of employee stock compensation expense, which is offset by increase of approximately $0.6 million in other general and administrative costs.

During the three months ended June 30, 2024, general and administrative expenses decreased by approximately $0.5 million, or 20%, compared to the three months ended June 30 , 2023. This decrease is primarily due to an approximately $0.3 million decrease in consulting fees, an decrease of approximately $0.4 million of employee stock compensation expense which is offset by net  increase of approximately $0.2 million in other general and administrative expenses.

During the nine months ended June 30, 2024, net interest expense increased by approximately $0.1 million compared to the nine months ended June 30, 2023. While the amount of interest paid on the Company’s lease liabilities are approximately $0.7 million and $0.8 million for the nine months ended June 30, 2024 and 2023, the Company earned approximately $0.2 million less in interest income during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. Net interest expense, which consists primarily of interest paid on lease liabilities, are approximately $0.2 for both the three months ended June 30, 2024 and June 30 , 2023.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended,		Three months ended,
	June 30,		June 30,
	2024	2023	2024	2023
MULTIKINE	$13,615,922	$16,919,843	$4,681,127	$5,661,214
LEAPS	68,282	283,980	22,033	66,575
TOTAL	$13,684,204	$17,203,823	$4,703,160	$5,727,789

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2024, the Company issued 321,761 restricted shares of common stock to consultants for investor relations services and clinical drug and corporate development.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2024.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 14, 2024	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

