Form 10-K
period 2024-09-30
CEL SCI CORP
filed 2025-01-13
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2024, as quoted on the NYSE American, was $100,002,189.

As of January 6, 2025, the Registrant had 74,107,041 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can generally identify these forward-looking statements by forward-looking words such as “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances). These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to:

•	the progress and timing of, and the amount of expenses associated with, our research, development and commercialization activities for our product candidates, including Multikine;
•	our expectations regarding the timing, costs and outcome of any pending or future litigation matters, lawsuits or arbitration proceedings;
•	the success of our clinical studies for our product candidates;
•	our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product candidates to meet existing or future regulatory standards;
•	our expectations regarding federal, state and foreign regulatory requirements;
•	the therapeutic benefits and effectiveness of our product candidates;
•	the safety profile and related adverse events of our product candidates;
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

Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in this report as Multikine. Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to FDA review under CEL-SCI’s future anticipated regulatory submission for approval. None of CEL-SCI’s product candidates have been approved for sale, barter or exchange by the Food and Drug Administration (FDA) or any other regulatory agency for any use to treat disease in humans nor has the safety or efficacy of these products been established for any use. There can be no assurance that obtaining marketing approval from the FDA in the United States and by comparable agencies in most foreign countries will be granted.

MULTIKINE, THE PHASE III CLINICAL TRIAL RESULTS, AND PATH FORWARD

Immunotherapy is a large, high growth market. Immunotherapies use the patient’s own immune system to fight disease. These “targeted therapies” are at the forefront of modern cancer research. A Bloomberg report from January 2023 asserted that:

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

CEL-SCI completed a bias analysis for the target population in the 928 patient Phase III study in preparation for submission of data to regulatory agencies including the FDA for confirmatory registration study. The detailed data on parameters including patient age, sex, race, tumor locations, and staging demonstrate balance between the treatment and control arms. Therefore, no bias was found, which supports confidence in Multikine’s efficacy results.

In the target patient population CEL-SCI believes Multikine significantly extended life. In the Phase III study, CEL-SCI observed a 73% survival rate with Multikine vs. only 45% without Multikine at 5 years after treatment, and a Hazard ratio of 0.35 (95% CIs [0.19, 0.66]).

CEL-SCI applied to the FDA for a 212-patient randomized controlled confirmatory registration study focusing only on those patients in the target population, which accounts for approximately 100,000 patients worldwide per year. In May 2024, CEL-SCI announced that the FDA indicated CEL-SCI may move forward with a confirmatory registration study of Multikine in the target population.

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

Targeting low PD-L1 also differentiates Multikine from other immunotherapies. For example, checkpoint inhibitors like Keytruda and Opdivo appear to best serve patients having high PD-L1, because these drugs work by blocking PD1/PD-L1 receptors interaction; when this interaction (PD1/PD-L1) happens it leads to inactivation/death of the immune cells attacking the tumor. These checkpoint inhibitors appear to act best when tumors express high levels of PD-L1 receptors (usually TPS >20 to TPS >50). While none of these drugs are currently approved as a first-line treatment before surgery, even if such approvals were to come in the future, we believe the large majority of patients having low PD-L1 would still be expected to need Multikine.

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

CEL-SCI published its data as abstracts and posters at the annual conferences for the 2022 American Society of Clinical Oncology (ASCO), 2022, 2023 European Society for Medical Oncology (ESMO), the 2023 European Head and Neck Society’s (EHNS’s) annual European Conference On Head And Neck Oncology (ECHNO), the 2023 European Society for Therapeutic Radiology and Oncology (ESTRO) and the 2023 American Head and Neck society (AHNS). These publications can be accessed at http://www.cel-sci.com.

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

Another measure of survival benefit is called the “hazard ratio,” which compares the rate of an event (chances) of dying between two different groups. Here, in the Multikine target population, the hazard ratio was 0.35, which means that deaths occurred in the Multikine group about one-third as frequently as in the control group. It is also important to note that the hazard ratio’s 95% confidence interval remained far below 1.0 (which would mean parity between the compared groups). In the case of Multikine, statistically speaking, there is a 95% chance that the hazard ratio would fall between 0.18 and 0.66 if Multikine were tested in the target population in another study. A hazard ratio of 0.66 as the “so-called worst-case scenario” (the upper limit of the 95% confidence interval - for the hazard ration - in this case) is still below (better) than the hazard ratio required for most drug approvals.

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

CEL-SCI applied to the FDA for a 212-patient randomized controlled confirmatory registration study focusing only on those patients in the target population, which accounts for approximately 100,000 patients worldwide per year. In May 2024, CEL-SCI announced that the FDA indicated CEL-SCI may move forward with a confirmatory registration study of Multikine in the target population.

9

•

The confirmatory study will be a randomized controlled trial with two arms: Multikine treatment plus standard of care versus standard of care alone. CEL-SCI expects to initiate the confirmatory study in Q1 2025 and reach full enrollment in Q2 2026.

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

Why Do We Believe Our Confirmatory Study Will Be Successful?

An “unmet need” is a factor for approval considered by all major regulatory bodies worldwide. In the Multikine target population, there is also a great unmet need for improved survival. The current standard of care provides only about a 50/50 chance of surviving five years, whereas Multikine could increase that survival rate to over 70% in the target population based on the Phase III data. Chemotherapy (in addition to radiotherapy following surgery) has improved survival outcome for some head and neck patients, but chemotherapy is only indicated for high-risk patients, who are not likely to fall within the Multikine target population. Currently available immunotherapies are given after surgery or where surgery is not indicated, in contrast to Multikine, which is given before surgery to patients with resectable tumors. Available checkpoint inhibitors work best on tumors with high PD-L1 expression, whereas Multikine works best in tumors with low PD-L1 expression. Therefore, Multikine’s target population is underserved, and will continue to be underserved by current therapies.

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

IN CONCLUSION

•

Strong survival data: Multikine-treated patients in the target population had a 73% 5-year survival vs a 45% 5-year survival in the control group who did not receive Multikine in the Phase III study. In addition, no safety signals or toxicities versus standard of care. The Hazard ratio is 0.35 with an upper limit (95% Confidence interval) of 0.66.

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

•

FDA pathway: CEL-SCI is aiming to begin enrollment for a 212-patient confirmatory registration study in Q1 2025, with full enrollment expected in Q2 2026 with the potential to seek early approval after full enrollment.

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

Ultimately, the decision as to whether CEL-SCI’s drug product candidate is safe and effective can only be made by the FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed in the Risk Factors section of this report, the completed Phase III clinical study for CEL-SCI’s investigational drug cannot be used as the pivotal study supporting a marketing application in the United States, and therefore a confirmatory study is needed to be conducted to support a marketing application in the United States. The cost of the confirmatory registration study is estimated to be approximately $30 million and is projected to begin enrollment in Q1 2025.

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

The agreement will terminate on a country-by-country basis 15 years after the product approval for Multikine in each country, at which point the agreement will be automatically extended for successive two-year periods, unless either party gives notice of its intent not to extend the agreement. The agreement may also be terminated upon the bankruptcy of either party or material misrepresentations that are not cured within 60 days. If the agreement ends before the 15-year term through no fault of either party, CEL-SCI will reimburse Orient Europharma for a prorated part of Orient Europhorma’s costs towards the clinical trials of Multikine. If Orient Europharma fails to make certain minimum purchases of Multikine during the term of the agreement, Orient Europhorma’s rights to the territory will become non-exclusive.

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

In February 2017 and November 2016, CEL-SCI announced preclinical data that demonstrate its investigational new drug candidate CEL-4000 has the potential to treat rheumatoid arthritis. This study was supported in part by the SBIR Phase I Grant and was conducted in collaboration with Drs. Katalin Mikecz and Tibor Glant, and their research team at Rush University Medical Center in Chicago, IL. This work was published in an article entitled “An epitope-specific DerG-PG70 LEAPS vaccine modulates T cell responses and suppresses arthritis progression in two related murine models of rheumatoid arthritis” and can be found online at https://www.ncbi.nlm.nih.gov/pmc/articles/ PMC5568759/.

Prior to the SBIR Phase 2 grant in 2014, CEL-SCI was awarded a Phase 1 SBIR grant in the amount of $225,000 from NIAMS. This grant funded the development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints. The work was conducted at Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., Katalin Mikecz, MD, Ph.D., and Allison Finnegan, Ph.D. Professor of Medicine. The grant was fully recognized in prior periods.

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

CEL-SCI has one patent applications pending in the United States for LEAPS, which, if issued, would extend protection, subject to any potential patent term extensions.

As of December 15, 2024, there were no contested proceedings and/or third-party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase III clinical trial, for reasons related to regulatory considerations, CEL-SCI built a dedicated manufacturing facility to produce its investigational biological product candidate Multikine. This facility produced multiple clinical lots for the Phase III clinical trial and has also passed quality systems review by a European Union Qualified Person on several occasions. CEL-SCI expanded the manufacturing facility so CEL-SCI will be able to meet the expected demand for Multikine, if approval to sell the drug is granted. This expansion was completed at the end of 2021, allowing CEL-SCI employees to return to work inside the manufacturing facility. In February 2024, CEL-SCI announced that the commissioning of the manufacturing facility had been completed, a significant milestone toward a planned Biologics License Application (BLA) with several regulatory agencies for approval of Multikine in the treatment of head and neck cancer. Since the completion of commissioning of the manufacturing facility, CEL-SCI undertook qualification of the manufacturing environment and validation of the manufacturing process in the updated manufacturing facility, aiming to complete the clinical lot in time for the initiation of the confirmatory study.

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

•	Phase III — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. A confirmatory study is meant to establish an acceptable benefit/safety profile in order to gain regulatory approval for a precisely defined indication (“registration” clinical trials).

•	Phase IV — In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. The FDA may also make these so-called Phase IV or post-marketing studies a condition to approval of the BLA.

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

Coverage, Pricing and Reimbursement in the U.S.

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products and new drug classes, including biological products such as CEL-SCI’s product candidates. CEL-SCI may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of its products. The product candidates that CEL-SCI develops may not be considered cost-effective. It is time consuming and expensive for CEL-SCI to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow CEL-SCI to sell its products on a competitive and profitable basis.

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

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. Since the date of its formation and through September 30, 2024, CEL-SCI incurred net losses of approximately $514 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine for which Phase III data has been announced and presented at ASCO 2022, ESMO 2022, ECHNO 2023, ESTRO 2023, ESMO 2023, IDDST 2024 and ESMO 2024. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. Multikine is the only product candidate in late-stage clinical development and CEL-SCI’s business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

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

As of September 30, 2024, CEL-SCI had cash and cash equivalents of approximately $4.7 million. CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

CEL-SCI’s future capital requirements depend on many factors, including:

•	the cost of completing a confirmatory registration study of Multikine for the treatment of certain head and neck cancers;

•	the results of the applications to and meetings with the FDA, the EMA and other regulatory authorities and the consequential effect on operating costs;

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

27

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

Clinical and other studies necessary to obtain approval of a new drug or biologic can be time consuming and costly, especially in the United States, but also in foreign countries. The estimates of the costs associated with future clinical trials and research may be substantially higher than what CEL-SCI actually experiences. It is impossible to predict what CEL-SCI will face in the development of a product candidate such as Multikine. The purpose of clinical trials is to provide both CEL-SCI and regulatory authorities with safety and efficacy data in humans. The difficult and often complex steps necessary to obtain regulatory approval, especially that of the FDA and the EMA, involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

CEL-SCI’s LEAPS technology may not result in a viable drug candidate

Using CEL-SCI’s LEAPS technology, CEL-SCI is developing a LEAPS immunotherapy for the potential treatment of Rheumatoid Arthritis. However, the development of this technology is in a preliminary stage and CEL-SCI is currently focused on having Multikine approved for sale. There can be no assurance that the LEAPS technology will be successful in treating any disease. CEL-SCI’s primary focus at present is seeking the approval of Multikine for the treatment of head and neck cancer.

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

Any failure to meet the continued listing requirements of NYSE American could result in a delisting of CEL-SCI’s common stock.

Since October 14, 2024, CEL-SCI’s closing price on NYSE American has been below $1.00. If CEL-SCI fails to satisfy the continued listing requirements of NYSE American, such as failing the minimum closing bid price requirement, NYSE American may take steps to delist CEL-SCI’s securities. Such a delisting would likely have a negative effect on the price of CEL-SCI’s securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, CEL-SCI can provide no assurance that any action taken by CEL-SCI to restore compliance with listing requirements would allow CEL-SCI’s securities to become listed again, stabilize the market price or improve the liquidity of CEL-SCI’s securities, prevent CEL-SCI’s securities from dropping below the NYSE American minimum bid price requirement or prevent future non-compliance with NYSE American’s listing requirements. Additionally, if CEL-SCI’s securities are not listed on, or become delisted from, NYSE American for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if CEL-SCI’s securities were quoted or listed on NYSE American or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

This lack of experience may impede its ability to obtain timely approvals from regulatory agencies, if at all. CEL-SCI will not be able to commercialize Multikine and other product candidates until CEL-SCI has obtained regulatory approval. In addition, regulatory authorities may also limit the types of patients to which CEL-SCI or its third-party partners may market Multikine (if approved) or the other product candidates. Any failure to obtain or any delay in obtaining required regulatory approvals may adversely affect CEL-SCI’s or its third-party partners’ ability to successfully market the product candidates even if they are approved.

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

If CEL-SCI’s investigational products receive regulatory approval, either in the United States or internationally, those products will be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval and may contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance of the safety and efficacy of the investigational products. CEL-SCI will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	product design, development and manufacture;
•	product application and use;
•	adverse drug experience monitoring and reporting;
•	product advertising and promotion;
•	product manufacturing, including compliance with good manufacturing practices;
•	record keeping requirements;
•	registration and listing of products with the FDA, EMA and other state and national agencies;
•	product storage and shipping;
•	drug sampling and distribution requirements;
•	electronic record and signature requirements; and
•	labeling changes or modifications.

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

Statements in this report about the efficacy and pathway of approval for Multikine are based on CEL-SCI’s analysis of its Phase III trial and are speculative in nature and may ultimately prove to be inaccurate or incorrect.

This report contains statements about CEL-SCI’s intention to pursue accelerated and/or conditional approval in various jurisdictions for Multikine, about Multikine's demonstrated efficacy and the potential to receive such approvals based on CEL-SCI’s analysis of the results of its Phase III trial and other data. However, these statements reflect CEL-SCI’s opinions and beliefs, and although CEL-SCI believe such statements are accurate, they are speculative in nature and there is a possibility that they may be inaccurate or incorrect. There is no certainty that the results observed in CEL-SCI’s Phase III trial will be replicated in any future study or results from any future study would not vary significantly from CEL-SCI’s Phase III trial results, or that CEL-SCI’s results to date, or the results of any future study, will be sufficient to obtain accelerated and/or conditional approvals for Multikine in any jurisdiction.

CEL-SCI may need to conduct a ‘Bridging study’ for the assay used in the confirmatory study to detect/determine the PD-L1 status of patients. The Bridging study will test the concordance of the PD-L1 test results between the assay used in the clinical trial with the diagnostic companion test for PD-L1; developed in collaboration with a diagnostics testing partner prior to submission for marketing approval for Multikine. If the bridging study or collaboration with CEL-SCI’s diagnostics partner is disrupted, then CEL-SCI may not be able to timely submit the marketing approval to the FDA.

For the confirmatory study, CEL-SCI is required to perform an assay for PD-L1 to determine if patients meet the required PD-L1 selection criteria. The PD-L1 test CEL-SCI proposes to use to select patients for the confirmatory study is the same test that was used in CEL-SCI’s phase 3 trial, but is not a currently approved test for head and neck cancer. FDA agreed this test is acceptable to use for the confirmatory study, however, they also stipulated that Multikine will only be approved for commercial use in conjunction with a CDRH approved companion diagnostic test which will be used to determine PD-L1 levels in the head and neck cancer patient population for which Multikine is intended.  CEL-SCI intends to select a diagnostic partner for the companion diagnostic test’s development, validation, and future submission.

CEL-SCI will need to perform a bridging study to show that the PD-L1 assay test results CEL-SCI used for the selection of patients for the confirmatory study can be reproduced at an acceptable level of concordance using the companion diagnostic test for the testing of the same patient samples. There can be no assurance that CEL-SCI will be able to identify and collaborate with a suitable diagnostic partner on a timely basis, or at all. Even if CEL-SCI was able to establish such a collaboration, although there is a very good likelihood, there can be no complete assurance that CEL-SCI will be able to perform the bridging study successfully, on a timely basis or at all. Therefore, CEL-SCI may be unable to fulfill the criteria required to be able to submit the BLA and marketing license application to the FDA in a timely manner.

Biologics carry unique risks and uncertainties, which could have a negative impact on future results of CEL-SCI’s operations.

The successful discovery, development, manufacturing and sale of biological products such as CEL-SCI’s candidates is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. Failure to successfully discover, develop, manufacture and sell its biological product candidates would adversely impact CEL-SCI’s business and future results of operations.

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

In order to commercialize its product candidates, CEL-SCI will need to manufacture them in large quantities. At the present time, CEL-SCI is manufacturing Multikine in preparation for the confirmatory registration study. CEL-SCI may be unable to successfully increase the manufacturing capacity for its lead product candidate Multikine due to issues that may arise during scale-up activities.

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

In December 2022, Congress enacted amendments to the accelerated approval program as part of the Food and Drug Omnibus Reform Act (“FDORA”), expanding FDA’s authority to, among other things, use expedited withdrawal procedures if a sponsor fails to conduct a confirmatory clinical trial with due diligence and require a confirmatory trial be underway prior to granting an accelerated approval.

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

CEL-SCI expects that significant additional capital will be needed in the future to continue its planned operations. To raise additional capital, CEL-SCI may in the future offer additional shares of its common stock or other securities convertible into or exchangeable for its common stock. To the extent CEL-SCI raises additional capital by issuing equity securities, CEL-SCI’s stockholders may experience substantial dilution. These sales may result in new investors gaining rights superior to existing stockholders.

Section 382 of the Internal Revenue Code May Limit the Use of CEL-SCI’s Net Operating Losses.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of CEL-SCI’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits.  CEL-SCI performed an estimated analysis to determine if any additional ownership changes occurred during the year ended September 30, 2024 and no such changes were identified. If changes in ownership occur after year end, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The exercise of outstanding warrants and options will cause dilution.

As of September 30, 2024, there were outstanding warrants which allow the holders to purchase 1,092,470 shares of common stock, with a weighted average exercise price of $3.16 per share, outstanding pre-funded warrants which allow the holders to purchase 1,450,000 shares of common stock and outstanding options which allow the holders to purchase up to 16,258,080 shares of common stock, with a weighted average exercise price of $6.88 per share. There are 1,063,031 options remaining for future issuances under our current stock option plans. The exercise of these outstanding warrants and options will cause dilution to holders of our common stock.

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

As described in Item 9A of this Annual Report, management noted material weaknesses in its internal control over financial reporting as of September 30, 2024. CEL-SCI’s management concluded that material weaknesses existed relating to the logical access to information technology systems that support CEL-SCI’s financial reporting process and the operating effectiveness of certain management review controls. Although these control weaknesses did not result in any material misstatement of CEL-SCI’s financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. As a result, CEL-SCI’s management concluded that its internal controls over financial reporting were not effective as of September 30, 2024.

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

Security breaches and other disruptions in CEL-SCI’S information technology systems could limit CEL-SCI’s capacity to effectively monitor and control its operations, compromise its suppliers’ confidential information or otherwise adversely affect its operating results or business reputation. Any failure to effectively prevent, detect and/or recover from any such security breaches could result in legal claims or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage CEL-SCI’s reputation, which could adversely affect its business.

ITEM 1B. UNRESOLVED SEC COMMENTS

None

ITEM 1C. CYBERSECURITY

CEL-SCI recognizes the importance of assessing, identifying, and managing material risks from cybersecurity threats. CEL-SCI’s policies, standards and procedures for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management system. In this regard, CEL-SCI uses various tools and processes to help prevent, identify, and resolve any identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, routine employee awareness updates, annual cyber security training, monthly email testing engaging experts and third-party monitoring and detection tools.

CEL-SCI employs third-party information technology (“IT’) consultants to manage its information technology environment and help manage and assess cybersecurity risks. The third-party IT consultants have relevant industry experience, including security solutions and data protection and recovery. Using various monitoring and detection tools implemented into CEL-SCI’s internal technology systems, they can identify cybersecurity threats and report such risks to CEL-SCI’s management team.

CEL-SCI’s management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes oversight over its third-party IT consultant, monitoring systems and employee engagement. The management team is responsible for reporting any cybersecurity risks identified by CEL-SCI’s third-party IT consultant to its board of directors.

CEL-SCI’s board of directors is responsible for oversight over its risk management system, including review and approval of the risk management system and processes implemented by management to identify, assess, manage and mitigate cybersecurity risks. The Board is responsible for monitoring and assessing material risk exposure to cybersecurity risks, and CEL-SCI’s management is responsible for the day-to-day supervision of the material risks CEL-SCI may face.

CEL-SCI’s risks from cybersecurity threats have not affected or are reasonably not likely to materially affect its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

CEL-SCI leases approximately 3,700 square feet of office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,000. The lease on the office space expires on November 30, 2025. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $22,000 per month. During the period ended September 30, 2021, the laboratory lease was extended ten years and expires on February 29, 2032.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trial and sales of the drug, if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $2.7 million during the twelve months ended September 30, 2024. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $76,000 per month as of September 30, 2024. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

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

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2024, there were approximately 465 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported by the NYSE American.

Quarter Ending	High	Low
12/31/2022	$3.68	$1.88
3/31/2023	$3.33	$2.15
6/30/2023	$2.94	$1.86
9/30/2023	$2.99	$1.08

12/31/2023	$3.23	$1.04
3/31/2024	$3.08	$1.63
6/30/2024	$2.39	$1.10
9/30/2024	$2.22	$1.02

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

Results of Operations

The Company incurred a net operating loss of approximately $26.4 million for the twelve months ended September 30, 2024. This net operating loss consists of significant non-cash expenses accounting for approximately 30% of the operating loss. The non-cash operating expenses include approximately $4.3 million in stock-based employee compensation and approximately $4.0 million in depreciation and amortization expense.

During the year ended September 30, 2024, research and development expenses decreased by approximately $4.3 million, or 19%, compared to the year ended September 30, 2023. Major components of this decrease include an approximately $1.6 million decrease in employee stock compensation expense and a decrease of approximately $3.3 million in costs related to its clinical study activities. These decreases were offset by an increase of approximately $0.6 million in other research and development costs.

During the year ended September 30, 2024, general and administrative expenses decreased by approximately $0.8 million, or 9%, compared to the year ended September 30, 2023. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $0.5 million and a decrease in other net general and administrative expenses of approximately $0.3 million.

Net interest expense decreased by approximately $0.1 million for the year ended September 30, 2024 compared to the year ended September 30, 2023. This decrease is primarily due to the Company earning approximately $0.2 million less in interest income and approximately $0.1 million less in interest expense from its finance leases during the year ended September 30, 2024 compared to the year ended September 30, 2023.

Research and Development Expenses

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Year ended September 30,
	2024	2023
Multikine	$18,072,573	$22,098,222
LEAPS	88,878	373,274
Total research and development	$18,161,451	$22,471,496

CEL-SCI’s Phase III clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility.  The Phase III clinical trial was fully enrolled in September 2016, reached its primary endpoint in April 2020 and achieved database lock in December 2020. The data was unblinded in June 2021, the primary endpoint results were announced in June 2021, additional data was presented at ASCO 2022, ESMO 2022, ECHNO 2023, ESTRO 2023, ESMO 2023, IDDST 2024 and ESMO 2024.  As part of CEL-SCI’s global regulatory approval strategy, CEL-SCI concurrently plans to conduct a confirmatory registration study to support a filing for marketing authorization in the United States and pursue filings for marketing authorization in Canada, United Kingdom and Europe.

As explained in Item 1 of this report, clinical and other studies necessary to obtain regulatory approval of a new drug involve significant costs and require several years to complete. The extent of the CEL-SCI’s clinical trials and research programs are primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials. The inability of CEL-SCI to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent CEL-SCI from completing the studies and research required to obtain regulatory approval for any products which CEL-SCI is developing. Without regulatory approval, CEL-SCI will be unable to sell any of its products. Since all of CEL-SCI’s projects are under development, CEL-SCI cannot predict when it will be able to generate any revenue from the sale of any of its products.

Liquidity and Capital Resources

CEL-SCI has relied primarily upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and for CEL-SCI’s laboratory and manufacturing facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent primarily upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.  During fiscal year 2024 and 2023, CEL-SCI raised net proceeds of approximately $21.2 million and $6.3 million, respectively, through a combination of the sale of common stock and the exercise of warrants.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $2.6 million during the twelve months ended September 30, 2024.  See Item 2 of this report for more information concerning the terms of this lease.

During the year ended September 30, 2024, 5,680,000 pre-funded warrants were exercised. During the year ended September 30, 2023, the following chart lists the warrants that were exercised and the proceeds received.

Fiscal Year 2023

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	$2.09	418,000
	217,752		$447,291

During the year ended September 30, 2024, the Company’s cash increased by approximately $0.6 million.  The significant component of this increase included approximately $21.2 million of cash received from issuance of common stock, and exercise of warrants offset by cash used to fund the Company’s regular operations of approximately $18.8 million, approximately $0.1 million used to acquire research and development equipment, and approximately $1.8 million in payments on the Company’s finance leases.

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

Supplies are purchased for use in the Company’s manufacturing and R&D efforts.  During the year ended September 30, 2024, the supplies increased by approximately $0.2 million in support of the work to validate and prepare the manufacturing facility to produce Multikine for the confirmatory registration study and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

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

For information on employment contracts, see Item 11 of this report.

CEL-SCI will need to raise additional funds, either through debt or equity financings or a partnering arrangement, to bring Multikine to market. The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. However, it is possible that CEL-SCI will not be able to generate enough cash to continue operations at its current level. CEL-SCI’s management has engaged in fundraising for over 30 years and believes that the manner in which it is proceeding will produce the best possible outcome for the shareholders. There can be no assurances that CEL-SCI will be successful in raising additional funds.

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

Critical Accounting Estimates

CEL-SCI's significant accounting estimates are more fully described in Note 3 to the financial statements included as part of this report. However, certain accounting estimates are particularly important to the portrayal of CEL-SCI’s financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those estimates, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

Management believes that the following critical accounting estimates require the most significant judgments and estimates with respect to the preparation of CEL-SCI’s financial statements.

Lease Accounting – The measurement of the finance and operating lease right-of-use asset and lease liabilities requires the determination of an estimated lease term and an incremental borrowing rate. The determination of the incremental borrowing rates for new and modified lease contracts is a critical accounting estimate. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for lease contracts.

Share-based Compensation –Compensation cost for all share-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires five input variables: the strike price of an option, the current stock price, the time to expiration, the risk-free rate and the volatility. The share-based compensation cost is recognized using the straight-line method as expense over the requisite service or vesting period.

CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. These Plans are collectively referred to as the “Plans”. All Plans have been approved by CEL-SCI’s stockholders.

CEL-SCI’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. For options issued with service conditions only, CEL-SCI has based its assumption for stock price volatility on the variance of daily closing prices of CEL-SCI’s stock. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant with the term equal to the expected life of the option. Forfeitures are accounted for when they occur.  The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

CEL-SCI has carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (“CEO”) and the Chief Financial and Operations Officer (“CFO/COO”), of the effectiveness of the design and operation of CEL-SCI’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in CEL-SCI’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, CEL-SCI’s management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching CEL-SCI’s desired disclosure controls objectives. Based on this evaluation, CEL-SCI’s CEO and CFO/COO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 as a result of material weaknesses in CEL-SCI’s internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

CEL-SCI’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO/COO, CEL-SCI conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) published by the COSO.

CEL-SCI identified certain control deficiencies in the design and implementation of its internal control over financial reporting that constituted material weaknesses. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of CEL-SCI’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, CEL-SCI did not design and or implement an effective control environment or control activities as further detailed below:

Control Environment, Risk Assessment, Information and Communication, and Monitoring – CEL-SCI did not have appropriately designed controls impacting the (1) control environment, (2) risk assessment procedures, (3) identification of control activities, and (4) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning.  CEL-SCI did not develop and perform sufficient ongoing evaluations to ascertain whether the components of internal control were present and functioning. These deficiencies were attributed to not developing and performing sufficient ongoing evaluations to ascertain whether the components of internal control were present and functioning.

Control Activities and Information and Communication – Management has determined that the Company did not have adequate selection and development of effective control activities resulting in the following material weaknesses:

•	Management did not design and maintain effective information technology general controls in the areas of user logical access and program change management for certain information technology systems that support the Company’s financial reporting and other processes. As a result of this material weakness, certain activity level controls that are dependent on information derived from these information technology systems were deemed to be ineffective. This material weakness also resulted in segregation of duties conflicts for certain user roles relating to the review of manual journal entries.

•	Management did not have properly designed management review controls over certain areas. Specifically, controls are not designed to sufficiently evaluate the completeness and accuracy of data used in account analyses. Additionally, the Company’s management review controls are not operating effectively over certain areas, as sufficient evidence was not maintained to demonstrate that reviews occurred with a sufficient level of precision to detect a material misstatement.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, management designed a remediation plan which was approved by the Audit Committee and Board of Directors. Management has made progress to remediate the control deficiencies contributing to the material weaknesses, as described below:

●	CEL-SCI will provide training to new and continue training existing personnel on proper execution of designed control procedures;
●	CEL-SCI has developed a preliminary hiring plan and will continue to assess our personnel needs, expertise and requirements and will hire personnel as needed.
●

CEL-SCI will continue to develop internally and engage external resources with the appropriate depth of expertise to establish a robust financial controls governance structure, conduct a financial risk assessment, establish internal materiality thresholds, and identify key business processes.

●	CEL-SCI will conduct process and control walkthroughs of all key processes to identify risk points and establish corresponding controls to address identified design gaps.
●

CEL-SCI has initiated and will continue the process to document, implement and redesign controls, policies, and procedures with an appropriate level of precision to detect a material misstatement, and to retain sufficient documentation to support the operating effectiveness of the controls. The control enhancement procedures are focused on:

o

Increasing the precision and specificity of CEL-SCI’s control activities, addressing completeness and accuracy of the information used in performing management review controls, as well as documenting sufficient evidence of management’s review supporting its conclusions; and

o

Modifying CEL-SCI’s journal entry operating procedures to establish a formal hierarchy of review of journal entries to enforce proper segregation of duties in advance of implementing a new general ledger system.

	o	Continue to assess roles and permissions across relevant financial systems and restricting access based on job responsibilities.
o

CEL-SCI has implemented enhanced process controls around the logical access to information technology systems and will continue redesigning information technology general controls across relevant systems related to user access and change management.

●	CEL-SCI will also seek to improve the process of assessing the effectiveness of the control environment.

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. The actions that CEL-SCI is taking are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. CEL-SCI may also conclude that additional measures may be required to remediate the material weaknesses. CEL-SCI will not be able to conclude that CEL-SCI has remediated a material weakness until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. CEL-SCI will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

CEL-SCI changed certain control activities over financial reporting in order to remediate certain material weaknesses that existed as of September 30, 2024.  CEL-SCI implemented the following: (i) evaluating and implementing enhanced process controls around the logical access to information technology systems and (ii) enhancing the operating effectiveness of management review controls.

Other than as described above, there have been no other changes in CEL-SCI’s internal control over financial reporting occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Geert R. Kersten, Esq.	66	Director, Chief Executive and Financial Officer and Treasurer
Patricia B. Prichep	73	Chief Financial and Operations Officer and Corporate Secretary
Dr. Eyal Talor	68	Chief Scientific Officer
Dr. Daniel H. Zimmerman	83	Senior Vice President of Research, Cellular Immunology
John Cipriano	82	Senior Vice President of Regulatory Affairs
Robert Watson	67	Director, Chairman of the Board
Bruno Baillavoine	71	Director
Mario Gobbo	71	Director

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

Patricia B. Prichep has over 35 years of experience in business operations and administration. She assumed the duties of CEL-SCI's Chief Financial and Operations Officer, effective November 2024. She joined CEL-SCI in 1992 and was CEL-SCI’s Senior Vice President of Operations from March 1994 to October 2024.  Between December 1992 and March 1994, Ms. Prichep was CEL-SCI’s Director of Operations.  Ms. Prichep became CEL-SCI’s Corporate Secretary in May 2000.  She is responsible for all day-to-day operations of CEL-SCI, including human resources and is the liaison with CEL-SCI’s independent registered public accounting firm for financial reporting.  From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD’s Management, Systems and Support Department and was responsible for the internal auditing and work flow analysis of operations. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.  She handled all operations and compliance for Source Capital and was licensed as a securities broker.  Ms. Prichep received her B.A. from the University of Bridgeport in Connecticut.

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

Bruno Baillavoine joined CEL-SCI’s board of directors in June 2015.  Since 2017, Mr. Baillavoine has been the Director, Head of Pericles Group UK the subsidiary of the Paris-based leading French consulting firm Pericles Consulting Holdings SAS.  Pericles is an expert in the fields of Banking, Finance, Asset Management and Insurance with over 500 institutional clients.  Since November 2022, Mr. Baillavoine has been a director, initially non-executive, now executive of ESG.AI, a Canadian Company. From July 2023 to October 2024, Mr. Baillavoine was Executive Chair of Gratomic Inc., a Canadian Graphite mining company listed on the TSXV. He now works for Gratomic as a consultant.  He has also been an advisor to the Board of CSL Inc., now “Combat Sport Entertainment”, a US Mixed Martial Arts company from 2017 to 2022 and retains a financial interest in the Company.  Between 2010-2016, Mr. Baillavoine was a partner of Globomass Holdings Limited, a London, England based developer of renewable energy projects. He became Executive Chairmans from 2012 to 2016. Globomass was acquired by CleanBay Inc. in 2016. Mr. Baillavoine remains a significant shareholder in CleanBay Inc.   Between 1978 and 1982 he was the marketing manager of Ravenhead Ltd., a manufacturer of glass tableware, and part of United Distillers Group (later acquired by Grand Metropolitan). During this time Mr. Baillavoine became the UK Business Manager where he restored market share and profit for United Distillers.  From 1982 to 1986 Mr. Baillavoine was Group Corporate Planning and Group Marketing Director for Prontaprint where he expanded the number of shops to 500 locations in four years. Mr. Baillavoine was with Grand Metropolitan Plc between 1986-1988 (now Diageo Plc), a FTSE 100 beverage, food, hotel and leisure company, as director in the Special Operations division.  In this capacity, he developed plans for Grand Met’s trouble-shooting division for over 20,000 Grand Met retail outlets. From 1988-1991 he was the Managing Director of Nutri Systems (UK) Ltd., a subsidiary of the US based provider of professionally supervised weight loss programs.  Between 1991 and 1995, Mr. Baillavoine was Director of BET Group plc, a multinational business support services group, and in 1992, was promoted to the Managing Director for the manufacturing businesses. The £2.3 billion turnaround of BET during his tenure is one of the most successful turnarounds of a top 100 FTSE company.  Since 1995, Mr. Baillavoine has held a number of CEO positions across a wide range of industries and geographical locations.  Mr. Baillavoine has European and American educations (US high school and University of Wisconsin Eau Claire 1972-1976).

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

Mario Gobbo has been a Director of CEL-SCI since April 2024. Mr. Gobbo has nearly 40 years of banking and corporate finance experience in healthcare and energy. His expertise encompasses venture capital and private equity as well as investment banking and strategic advisory services. Now quasi-retired, Mr. Gobbo is a Partner in Corporate Finance Investment Partners, a boutique NY merchant bank since September 2023, and is advising the Ministry of Finance of the Maldives on reform of state-owned enterprises since August 2024.  In addition, he serves on the Supervisory Board of Cinkarna Celje, a fine chemicals company from Slovenia. As an executive director, he was on the board of Lazard Brothers, London and of Z. Triglav, the largest Slovenian insurance company.  Mr. Gobbo holds a Bachelor of Arts in Organic Chemistry from Harvard College, a Master of Science in Biochemistry from the University of Colorado and an MBA, a Master of Business Economics and a PhD (Management) from the Wharton School of the University of Pennsylvania.

CEL-SCI believes its directors are qualified to serve as directors for the following reasons:

Name	Reason
Geert Kersten, Esq.	Long standing relationship with CEL-SCI, relevant industry expertise and leadership experience
Robert Watson	Long standing relationship with CEL-SCI, relevant industry expertise and financial acumen
Bruno Baillavoine	Long standing relationship with CEL-SCI, diverse perspective and strong decision-making abilities
Mario Gobbo	Nearly 40 years of banking and corporate finance experience in healthcare and energy

All of CEL-SCI’s officers devote substantially all of their time to CEL-SCI’s business.

CEL-SCI’s Board of Directors does not have a “leadership structure”, as such, since each director is entitled to introduce resolutions to be considered by the Board and each director is entitled to one vote on any resolution considered by the Board. The Chairman of CEL-SCI’s Board of Directors is Robert Watson.

CEL-SCI’s Board of Directors has the ultimate responsibility to evaluate and respond to risks facing CEL-SCI. CEL-SCI’s Board of Directors fulfills its obligations in this regard by meeting on a regular basis and communicating, when necessary, with CEL-SCI’s officers.

Bruno Baillavoine, Robert Watson, and Mario Gobbo are independent directors as that term is defined in section 803 of the listing standards of the NYSE American.

CEL-SCI has adopted a Code of Ethics which is applicable to CEL-SCI’S principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on CEL-SCI’s website, located at https://cel-sci.com/new-investor-information/.

If a violation of this code of ethics act is discovered or suspected, any person (anonymously, if desired) may send a detailed note, with relevant documents, to CEL-SCI’s Audit Committee, c/o Robert Watson at whistleblower@cel-sci.com or to the following address:

Compliance Officer

Patricia Prichep

CEL-SCI Corporation

8229 Boone Boulevard

Suite 802

Vienna, VA 22182

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members attended the last annual shareholder’s meeting held on April 19, 2024.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2024.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
		$	$	$	$	$	$
Geert R. Kersten,	2024	644,091	--	20,475	340,357	65,631	1,070,554
Chief Executive and Financial Officer and Treasurer	2023	637,157	--	19,200	305,977	65,631	1,027,965

Patricia B. Prichep,	2024	289,194	--	17,160	227,359	9,031	542,744
Senior Vice President of Operations and Secretary	2023	286,145	--	17,160	204,392	9,031	516,729

Eyal Talor, Ph.D.,	2024	349,612	--	9,600	247,780	6,031	613,023
Chief Scientific Officer	2023	345,849	--	9,600	222,751	6,031	584,230

John Cipriano,	2024	249,562	--	--	--	31	249,593
Senior Vice President of Regulatory Affairs	2023	246,940	--	--	79,554	31	326,526

(1)

The dollar value of base salary (cash and non-cash) earned. The officers have agreed to take less than their actual salary for the year 2024 and 2023. As of September 30, 2024, CEL-SCI owed back salaries to the following employees:

Name	Salary
Geert Kersten	$48,538
Patricia Prichep	4,814
Eyal Talor, Ph.D.	26,346
John Cipriano	18,354

(2)	The dollar value of bonus (cash and non-cash) earned.

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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2024 expenses for this plan were approximately $5,000. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2024

Name	Fees	Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$50,000	-	$340,357	$390,357
Robert Watson	60,859	-	87,131	147,990
Bruno Baillavoine	55,000	-	87,131	142,131
Mario Gobbo	24,629	-	87,131	111,760

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

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

If Mr. Kersten resigns after the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten (10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,288,182) and the unvested portion of any stock options would vest immediately. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

If Ms. Prichep or Dr. Talor resigns after the occurrence of any of the following events: (i) a relocation (or demand for relocation) of employee’s place of employment to a location more than ten (10) miles from the employee’s current place of employment, (ii) a significant and material reduction in the employee’s authority, job duties or level of responsibility, (iii) the imposition of significant and material limitations on the employee’s autonomy in her or his position, or (iv) there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($424,790 and $524,419 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately. For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Compensation Committee Interlocks and Insider Participation

CEL-SCI has a compensation committee comprised of Mr. Bruno Baillavoine, Mr. Robert Watson and Mr. Mario Gobbo, all of whom are independent directors.

During the year ended September 30, 2024, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

Stock Options

The following table shows information concerning the options granted during the fiscal year ended September 30, 2024, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
Geert Kersten	4/19/2024	250,000	$1.50	4/18/2034
Patricia Prichep	4/19/2024	167,000	$1.50	4/18/2034
Eyal Talor	4/19/2024	182,000	$1.50	4/18/2034
Robert Watson	4/19/2024	64,000	$1.50	4/18/2034
Bruno Baillavoine	4/19/2024	64,000	$1.50	4/18/2034
Mario Gobbo	4/19/2024	64,000	$1.50	4/18/2034

The following table shows the outstanding options held by the persons named below on September 30, 2024:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Geert R. Kersten	180,000		2.18	07/27/27
	530,121		2.45	04/30/28
	813,180		5.65	04/10/29
	148,000	444,000	10.93	04/19/30
	-	592,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	166,667	83,333	3.35	06/12/32
	83,334	166,666	1.36	08/07/33
	-	250,000	1.50	04/18/34

Patricia B. Prichep	120,000		2.18	07/27/27
	222,607		2.45	04/30/28
	405,631		5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	288,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	111,334	55,666	3.35	06/12/32
	55,667	111,333	1.36	08/07/33
	-	167,000	1.50	04/18/34

Eyal Talor, Ph.D.	120,000		2.18	07/27/27
	193,934		2.45	04/30/28
	100,000		3.55	09/20/28
	382,712		5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	318,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	121,334	60,666	3.35	06/12/32
	60,667	121,333	1.36	08/07/33
	-	182,000	1.50	04/18/34
Dan Zimmerman, Ph.D.	4,000		15.50	06/25/25
	4,000		11.75	07/21/26
	6,000		1.87	06/28/27
	20,000		1.59	09/17/27
	126,194		2.45	04/30/28
	211,459		5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	160,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	53,334	26,666	3.35	06/12/32

John Cipriano	90,000		2.18	07/27/27
	148,347		2.45	04/30/28
	206,880		5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	130,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	43,334	21,666	3.35	06/12/32
	21,667	43,333	1.36	08/07/33

Summary. The following shows certain information as of September 30, 2024 concerning the stock options and stock bonuses granted by CEL-SCI.  Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	17,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 567,518 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2024, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Incentive Stock Option Plans	40,000	$2.18	-
Non-Qualified Stock Option Plans	16,218,080	$6.90	1,063,031

On April 19, 2024, CEL-SCI granted options to its employees and directors, including the three persons mentioned in the following table.  On April 19, 2024 and April 23, 2024, CEL-SCI issued 8-K reports disclosing material non-public information.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award

Percentage change in the

closing market price of the

securities underlying the

award between the trading

day ending immediately

prior to the disclosure of

material nonpublic

information and the trading

day beginning immediately

following the disclosure of

material nonpublic

information

Geert Kersten	4/19/24	250,000	$1.50	$1.36	For the 8-K filed on April 19, 2024 +.007%. For the 8-K filed on April 23, 2024 –3%.
Patricia Prichep	4/19/24	167,000	$1.50	$1.36	For the 8-K filed on April 19, 2024 +.007%. For the 8-K filed on April 23, 2024 –3%.
Eyal Talor	4/19/24	182,000	$1.50	$1.36	For the 8-K filed on April 19, 2024 +.007%. For the 8-K filed on April 23, 2024 –3%.

Insider Trading Arrangements and Policies

CEL-SCI is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations.  As part of this commitment, CEL-SCI has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of CEL-SCI’s securities by its directors, officers, employees and others that CEL-SCI believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.  A copy of CEL-SCI’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 20, 2024, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)
Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	4,123,362	(3)	5.9%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,245,869		1.8%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,169,243		1.7%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	585,213		*

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	613,336		*

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	379,474	*

Robert Watson 245 N. Highland Ave. NE Suite 230-296 Atlanta, GA 30307	370,432	*

Mario Gobbo 3531 South Logan St., Suite D-357 Englewood, CO 80113	-	*

All Officers and Directors as a Group (8 persons)	8,486,929	11.61%

*	Less than 1%

(1)	Includes shares issuable prior to February 25, 2025 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 25, 2025
Geert R. Kersten, Esq.	2,918,710	(3)
Patricia B. Prichep	1,005,798
Eyal Talor, Ph.D.	1,050,647
Daniel Zimmerman, Ph.D.	464,987
John Cipriano	550,228
Bruno Baillavoine	373,501
Robert Watson	346,001
Mario Gobbo	-

(2)	Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise of options and warrants previously issued by CEL-SCI.

(3)	Amount includes 346,421 shares and 390,928 warrants held in the de Clara Trust, of which Mr. Kersten is a trustee and beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2024, officers and a director of the Company purchased 58,000 restricted shares of the Company’s common stock at an aggregate market value of approximately $80,620. During the year ended September 30, 2023, no shares of the Company’s common stock were purchased by officers or directors.

See Note 11 to the financial statements included as part of this report for additional information concerning related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, P.C. served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2024. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, P.C.:

	Year Ended September 30,
	2024	2023

Audit Fees	$656,009	$342,287
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Incorporated by reference to Exhibit 3(c) of CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws (as amended)	Incorporated by reference to Exhibit 3(d) of CEL-SCI's Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (No. 333-229295).

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 8-K report dated October 30, 2020.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on October 7, 2016 with CEL-SCI’s registration statement on Form S¬8 (File number 333-214031).

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 30, 2024 with CEL-SCI’s registration statement on Form S¬8 (File number 333-281884).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (c) filed on December 22, 2023 with CEL-SCI’s registration statement on Form S¬8 (File number 333-276238).

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on January 24, 2020 with CEL-SCI’s registration statement on Form S¬8 (File number 333-236063).

4(f)	2014 Incentive Stock Bonus Plan	Filed with Amendment No. 2 to CEL-SCI’s annual report on Form 10-K for the year ended September 30, 2014.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)		Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)		Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)		Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)		Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)		Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (iii)	\	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (mmm)		Employment Agreement with Geert Kersten (2019-2023)	Incorporated by reference to Exhibit 10(10.7) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (nnn)		Employment Agreement with Patricia Prichep (2019-2022)	Incorporated by reference to Exhibit 10(10.8) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ooo)		Employment Agreement with Eyal Taylor (2019-2022)	Incorporated by reference to Exhibit 10(10.9) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ppp)		Extension of Employment Agreement with Patricia Prichep (2023-2027)	Incorporated by reference to Exhibit 10(10.10) of CEL-SCI’s report on Form 8-K dated August 31, 2023.

10 (qqq)		Extension of Employment Agreement with Eyal Talor (2023-2027)	Incorporated by reference to Exhibit 10(10.11) of CEL-SCI’s report on Form 8-K dated August 31, 2023.

10 (rrr)		Extension of Employment Agreement with Geert Kersten (2023-2027)	Incorporated by reference to Exhibit 10.10 of CEL-SCI’s report on Form 8-K dated October 26, 2023.

19		Insider Trading Policies and Procedures

23.1		Consent of BDO USA, P.C.

31		Rule 13a-14(a) Certifications

32		Section 1350 Certifications

97		Policy relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 of CEL-SCI’s 10-K report for the year ended September 30, 2023.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

CEL-SCI CORPORATION Financial Statements for the Years Ended September 30, 2024 and 2023, and Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CEL-SCI Corporation

Vienna, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Classification of Pre-Funded Warrants

As described in Note 12 to the financial statements, on July 29, 2024, the Company sold 3,715,000 shares of common stock at an offering price of $1.00 per share, and pre-funded warrants to purchase up to 7,130,000 shares of common stock, at an offering price of $0.99 per pre-funded warrant, for proceeds of approximately $9.7 million, net of issuance costs of approximately $1.1 million. The Company determined that the Pre-Funded Warrants met all of the criteria for equity classification and recorded them as a component of additional paid-in capital upon the closing of the transaction in July 2024.

We identified the determination of the financial statement classification of the Pre-Funded Warrants as a critical audit matter. Our principal considerations included the existence of accounting complexities related to certain provisions of the warrant agreement, including settlement provisions and derivative elements in applying the accounting standard. Auditing these elements involved especially complex auditor judgment due to the terms of the applicable agreement, including the extent of specialized knowledge and skills needed.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the appropriateness of management’s application of the accounting guidance in determining the classification of the pre-funded warrants in the financial statement by i) reviewing the relevant terms of the pre-funded warrant agreement, (ii) evaluating the completeness and accuracy of the Company’s technical accounting analysis and the application of the relevant accounting literature.

•

Utilizing personnel with specialized knowledge and skills in technical accounting to assist in: (i) evaluating the terms of the warrant agreement in relation to the relevant accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

/s/BDO USA, P.C.

We have served as the Company's auditor since 2005.

Potomac, Maryland

January 13, 2025

CEL-SCI CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2024 and 2023

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,738,173	$4,145,735
Prepaid expenses	294,097	520,368
Supplies used for R&D and manufacturing	1,019,908	2,248,072
Deposits	3,500	4,245
Total current assets	6,055,678	6,918,420

Finance lease right-of-use assets	7,350,364	9,131,987
Operating lease right-of-use assets	1,495,937	1,698,243
Property and equipment, net	8,129,753	10,188,126
Patent costs, net	165,492	197,704
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,475,441	74,669
Total assets	$26,991,766	$30,528,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,448,467	$2,009,786
Accrued expenses	566,042	1,049,581
Due to employees	363,306	557,244
Finance lease obligation, current portion	2,010,995	1,771,804
Operating lease obligation, current portion	226,969	197,431
Total current liabilities	4,615,779	5,585,846

Finance lease liabilities, net of current portion	7,957,925	9,949,565
Operating lease liabilities, net of current portion	1,425,979	1,652,949
Other liabilities	125,000	125,000
Total liabilities	14,124,683	17,313,360

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 63,787,104 and 47,422,304 shares issued and outstanding at September 30, 2024 and 2023, respectively	637,870	474,223
Additional paid-in capital	526,241,074	499,832,063
Accumulated deficit	(514,011,861)	(487,091,396)
Total stockholders' equity	12,867,083	13,214,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,991,766	$30,528,250

CEL-SCI CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2024 and 2023

	2024	2023

Operating expenses:
Research and development	$18,161,451	$22,471,496
General & administrative	8,191,023	9,004,578
Total operating expenses	26,352,474	31,476,074

Operating loss	(26,352,474)	(31,476,074)

Interest expense, net	(745,673)	(675,416)
Other income (expense)	177,682	(42,813)
Net loss	$(26,920,465)	$(32,194,303)
Modification of warrants	(659,456)	(171,552)
Net loss available to common shareholders	$(27,579,921)	$(32,365,855)

Net loss per common share – basic and diluted	$(0.51)	$(0.73)
Weighted average common shares outstanding – basic and diluted	54,044,989	44,479,865

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2024 and 2023

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2022	43,448,317	$434,484	$486,625,816	$(454,897,093)	$32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
401(k) contributions paid in common stock	97,004	970	206,623	-	207,593
Stock issued to nonemployees for service	249,997	2,500	563,480	-	565,980
Proceeds from the sale of common stock	3,413,234	34,132	6,088,365		6,122,497
2014 Incentive Stock Forfeited	(4,000)	(40)	(22,160)	-	(22,200)
Equity based compensation - employees	-	-	6,308,431	-	6,308,431
Share issuance costs	-	-	(383,606)	-	(383,606)
Net loss	-	-	-	(32,194,303)	(32,194,303)

BALANCE, SEPTEMBER 30, 2023	47,422,304	$474,223	$499,832,063	$(487,091,396)	$13,214,890

401(k) contributions paid in common stock	136,868	1,368	217,349	-	218,717
Stock issued to nonemployees for service	409,932	4,099	755,802	-	759,901
Proceeds from the sale of common stock and pre-funded warrants	10,080,000	100,800	23,417,400	-	23,518,200
Exercise of pre-funded warrants	5,680,000	56,800	-	-	56,800
Purchase of stock by officers and directors	58,000	580	80,040	-	80,620
Equity based compensation - employees	-	-	4,270,180	-	4,270,180
Share issuance costs	-	-	(2,331,760)	-	(2,331,760)
Net loss	-	-	-	(26,920,465)	(26,920,465)

BALANCE, SEPTEMBER 30, 2024	63,787,104	$637,870	$526,241,074	$(514,011,861)	$12,867,083

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,920,465)	$(32,194,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,969,183	3,958,334
Non-cash lease expense	4,873	15,292
Share-based payments for services	858,498	655,740
Equity based compensation	4,270,180	6,286,231
Common stock contributed to 401(k) plan	218,717	207,593
(Increase)/decrease in assets:
Prepaid expenses	72,674	151,935
Supplies used for R&D and manufacturing	(172,608)	(156,727)
Deposits	745	(2,323,346)
Increase/(decrease) in liabilities:
Accounts payable	(460,576)	257,845
Accrued expenses	(458,489)	207,089
Due to employees	(193,938)	85,756

Net cash used in operating activities	(18,811,206)	(22,848,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(94,875)	(361,892)
Expenditures for patent costs	(13,211)	(10,370)

Net cash used in investing activities	(108,086)	(372,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	23,575,000	6,552,497
Payments of stock issuance costs	(2,370,513)	(744,913)
Proceeds from the purchase of stock by officers and directors	80,620	-
Proceeds from the exercise of warrants	-	447,291
Payments on obligations under finance leases	(1,773,377)	(1,560,455)
Proceeds from related party loans	450,000	-
Payments of related party loans	(450,000)	-

Net cash provided by financing activities	19,511,730	4,694,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	592,438	(18,526,403)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,145,735	22,672,138

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,738,173	$4,145,735

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2024 and 2023

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2024	2023
Property and equipment purchases included in current liabilities	$32,954	$51,650
Capitalized patent costs included in current liabilities	$-	$13,211
Assets purchased under finance leases	$20,797	$-
Finance lease obligation included in accounts payable	$1,320	$1,451
Consulting services paid with issuance of common stock	$759,901	$565,980
Financing costs included in current liabilities	$38,950	$77,703
Accrued consulting services to be paid with common stock	$-	$55,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$923,807	$1,062,564

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Supplies used for R&D and manufacturing – Supplies are consumable items kept on hand to support the Company’s R&D and manufacturing operations. Supplies are recorded at the lower of cost or net realizable value and are charged to expense as they are used in operations. The Company regularly reviews the quality and utilization of supplies to determine if future use of these supplies is probable. Due to the generic use of these supplies, they can be used in multiple projects other than those currently being studied. Supplies held less than twelve months are classified as current assets and supplies held longer than twelve months are classified as non-current assets.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. The incremental borrowing rate reflects the rate of interest that the Company would pay on the lease commencement date to borrow an amount equal to the lease payments on a collateralized basis over a similar term in similar economic environments. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. Operating and finance lease agreements which require payments for lease and non-lease components are accounted for as a single lease component.  Variable lease payments that cannot be determined at the commencement of the lease are not included in the calculation of right of use assets or lease liabilities, and are expensed as incurred.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2024 and 2023.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2024 and 2023.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, share-based compensation, useful lives for depreciation and amortization of long-lived assets, right-of-use assets and lease liabilities, deferred tax assets and the related valuation allowance. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year.  Additionally, in calculating the right-of-use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms.  The Company considers the estimates used in valuing the stock options and the lease assets and liabilities to be significant.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 was effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As a smaller reporting company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective October 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective transition method. The adoption of ASU 2016-13 had no material impact on the Company’s financial position, results of operations, or cash flows.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact that this change will have on the Company’s disclosures.

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

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Under the rules as originally issued, disclosure requirements begin phasing in for fiscal years beginning on or after January 1, 2027. However, on April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of the new rules and continue to monitor the status of the related legal challenges.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact that this change will have on the Company's disclosures.

4. WARRANTS AND NON-EMPLOYEE OPTIONS

The following warrants and non-employee options are outstanding at September 30, 2024:

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

The following warrants and non-employee options are outstanding at September 30, 2023:

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

A. Equity Warrants

Changes in Equity Warrants

During the fiscal year ended September 30, 2024, 5,680,000 pre-funded warrants were exercised. The following equity warrants were exercised during the year ended September 30, 2023:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	2.09	418,000
	217,752		$447,291

No warrants recorded as equity expired during the fiscal year ended September 30, 2024. On February 5, 2023, 600 Series TT warrants, with an exercise price of $2.24, expired.

On May 4, 2024, the Company modified the terms of Series UU, X, Y, N, MM, NN and RR warrants by extending the expiration dates by twenty-four (24) months from their current expiration dates.  The incremental cost of this extension was approximately $659,455, which was recorded as a deemed dividend. The Series N, X, MM, NN, RR and UU warrants are held by current Officers of the Company.

B. Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2024 and 2023, the Company issued 409,932 and 249,997 shares, respectively, of common stock to consultants, all of which were restricted shares. Under these arrangements, during the periods presented, the common stock was issued with stock prices ranging from $1.08 to $3.47 per share. The weighted average grant price was $1.69 and $1.83, respectively, for stock issued during the years ended September 30, 2024 and 2023.

During the years ended September 30, 2024 and 2023, the Company recorded total expense of approximately $681,000 and $656,000, respectively, relating to these consulting agreements, which are included in general and administrative expense on the accompanying statements of operations. At September 30, 2024 and 2023, costs of approximately $52,000 and $205,000, respectively, are included in prepaid expenses.

No options were issued to consultants during the year ended September 30, 2024. During the year ended September 30, 2023, the Company issued 100,000 options to a consultant to purchase common stock with an exercise price of $1.39. These options vest 50% on September 2, 2024 and 50% on September 2, 2025 and expire on September 1, 2028. As of September 30, 2024, 110,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option Plan.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

	2024	2023
Research equipment	$4,167,828	$4,109,070
Furniture and equipment	104,593	99,296
Leasehold improvements	13,924,724	13,924,724
	18,197,145	18,133,090
Less: Accumulated depreciation	(10,067,392)	(7,944,964)

Property and equipment, net	$8,129,753	$10,188,126

Depreciation expense for the years ended September 30, 2024 and 2023 totaled approximately $2,135,000 and $2,114,000, respectively, and is included in operating expenses on the accompanying statements of operations.

6. PATENTS

Patents consist of the following at September 30:

	2024	2023
Patents	$829,716	$853,445
Less: Accumulated amortization	(664,224)	(655,741)
Patents, net	$165,492	$197,704

During the years ended September 30, 2024 and 2023, there was no impairment of patent costs.  The weighted average remaining amortization period for patents is approximately 8 years. For the years ended September 30, 2024 and 2023, amortization of patent costs totaled approximately $32,000 and $38,000, respectively, and is included in general and administrative expense on the accompanying statements of operations.  The total estimated future amortization is as follows:

Years ending September 30,
2025	$29,000
2026	25,000
2027	22,000
2028	19,000
2029	16,000
Thereafter	54,000
$165,000

7. INCOME TAXES

At September 30, 2024 and 2023, the Company had net deferred tax assets of $62.5 million and $60.0 million, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax assets will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company performed an estimated analysis to determine if any additional ownership changes occurred during the year ended September 30, 2024 and no such changes were identified. If changes in ownership occur after year end, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal NOL carryforwards of approximately $146.4 million and $123.1 million at September 30, 2024 and 2023, respectively. Approximately $19.2 million of the NOL carryforwards begin to expire during the year ended September 30, 2024 and become fully expired by 2038 and approximately $127.2 million of NOL carryforwards, which were generated after the enactment of Tax Cuts and Jobs Act, have an indefinite life.  In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $0.9 million and $1.2 million at September 30, 2024 and 2023, respectively. The R&D credit expires during the fiscal year ended 2029.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2024 and 2023 are listed below:

	2024	2023
NOL carryforwards	$34,673,000	$30,829,000
Capitalized R&D	14,062,000	15,196,000
Stock-based compensation	11,645,000	11,579,000
Lease liabilities	2,752,000	3,400,000
R&D credit	932,000	1,221,000
Vacation and other	188,000	298,000
Fixed assets and intangibles	347,000	168,000
Total deferred tax assets	64,599,000	62,691,000

Right-of-use assets	(2,095,000)	(2,713,000)
Fixed assets and intangibles	-	-
Total deferred tax liabilities	(2,095,000)	(2,713,000)

Net deferred tax asset	62,504,000	59,978,000
Valuation allowance	(62,504,000)	(59,978,000)
Ending balance	$-	$-

The Company has no federal or state current or deferred tax expense or benefit.  The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates is as follows for the years ended September 30:

	2024	2023
Federal rate	21.00%	21.00%
State rate change	(11.97)	(1.58)
State tax rate, net of federal benefit	2.68	4.05
Other adjustments	(2.32)	(1.62)
Permanent differences	0.00	0.00
Change in valuation allowance	(9.39)	(21.85)

Effective tax rate	0.00%	0.00%

The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense.  The Company has generated federal net operating losses in tax years ending September 30, 1999 through 2024.  The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before September 30, 2021.

8. EQUITY-BASED COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2024	2023
Employees	$4,270,180	$6,286,231
Non-employees	$680,768	$655,740

As of September 30, 2024, the total compensation cost related to non-vested options and restricted stock awarded to employees and non-employees not yet recognized was approximately $4.5 million and $0.1 million, respectively, and the weighted-average period over which it is expected to be recognized is 1.9 and 0.54 years, respectively.

During the years ended September 30, 2024 and 2023, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2024	2023
Expected stock price volatility	100.89 – 101.66%	99.18 – 100.18%
Risk-free interest rate	3.77 – 4.58%	3.41 – 4.25%
Expected life of options	9.61 – 9.64 years	9.63 – 9.66 years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans

During the year ended September 30, 2024, the Company adopted the 2024 Non-Qualified Stock Option Plan, which provides for the issuance of up to 2,000,000 options to purchase shares of common stock. On April 19, 2024, the Company granted 1,962,000 options to purchase shares of common stock from the 2024 Non-Qualified Stock Option Plan to officers, directors and employees. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $1.50 per share, vests in three equal annual installments commencing one year after the grant date and expires on April 18, 2034.

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

At September 30, 2024, the Company has collectively authorized the issuance of 17,787,200 options to purchase shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2024, the Company had collectively authorized the issuance of 138,400 options to purchase shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the Plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2024 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2022	12,964,014	$9.06	7.35	$1,866,240	7,067,617	$6.21	6.21	$1,866,105
Vested					952,256	$8.41
Granted (a)	2,065,500	$1.37
Exercised	-				-
Forfeited	(213,165)	$9.19
Expired	(58,791)	$61.05			(58,791)	$61.05
Outstanding at September 30, 2023	14,757,558	$7.78	6.81	$0	7,961,082	$6.07	5.60	$0
Vested					1,501,583	$4.24
Granted (b)	1,969,000	$1.50
Exercised	-	-			-	-
Forfeited	(406,333)	$10.01			-	-
Expired	(62,145)	$27.35			(62,145)	$27.35
Outstanding at September 30, 2024	16,258,080	$6.88	6.25	$0	9,400,520	$5.64	5.19	$0

(a)	Includes 1,965,500 performance based options issued to officers and directors, 100,000 options issued to consultants. The weighted average grant date fair value was $1.22.
(b)	The weighted average grant date fair value was $1.36.

A summary of the status of the Company’s unvested options for the two years ended September 30, 2024 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2022	5,896,397	$3.63
Vested	(952,256)	$7.30
Granted	2,065,500	$1.22
Forfeited	(213,165)	$8.02
Unvested at September 30, 2023	6,796,476	$2.25
Vested	(1,501,583)	$3.73
Granted	1,969,000	$1.36
Forfeited	(406,333)	$1.94
Unvested at September 30, 2024	6,857,560	$1.69

Incentive Stock Bonus Plan – On September 30, 2024, 610,500 of the shares granted under the 2014 Incentive Stock Bonus Plan remain outstanding, of which 463,250 shares are fully vested.  During the year ended September 30, 2024 and 2023, there were 0 and 4,000 unvested shares that were forfeited, respectively. The shares are being earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock.  The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo Simulation for issuances where the attainment of performance criteria is uncertain.  The grant date fair value of shares issued that remain outstanding as of September 30, 2024 was approximately $8.6 million.  The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met.  No compensation cost is recognized for awards where the requisite service period is not rendered.  During the years ended September 30, 2024 and 2023, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $0 and $(22,000), respectively.  As of September 30, 2023, all compensation expense related to the 2014 Incentive Stock Bonus Plan has been fully recognized.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2024 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2022	151,250	$13.75
Forfeited	(4,000)
Vested	-
Unvested at September 30, 2023	147,250	$13.75
Forfeited	-
Vested	-
Unvested at September 30, 2024	147,250	$13.75

Stock Bonus Plans – As of September 30, 2024, the Company authorized to issue up to 1,283,760 shares of common stock from the Stock Bonus Plans and has issued a total of 649,840 shares of common stock under its Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares.

Stock Compensation Plans – On September 30, 2024, 634,000 shares were authorized for issuance pursuant to the Company’s Stock Compensation Plans, of which 153,195 shares were issued and outstanding.  No shares were issued from the Stock Compensation Plans during the years ended September 30, 2024 and 2023.

9. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation. The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. During the year ended September 30, 2024, 136,868 shares were issued to the Company’s 401(k) plan for a cost of approximately $219,000. During the year ended September 30, 2023, 97,004 shares were issued to the Company’s 401(k) plan for a cost of approximately $208,000.

10. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024 the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.4 million as of September 30, 2024.

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase III clinical trial and sales of the drug if approved by the FDA or regulators in Canada, the UK or Europe. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease, which expires in October 2028.  The renewal options are not included in the calculation of the right-of-use asset and lease liability because exercise of those options is not reasonably certain.

As of September 30, 2024 and 2023, respectively, the net book value of the finance lease right-of-use asset is approximately $7.4 million and $9.1 million and the balance of the finance lease liability is approximately $10.0 million and $11.7 million, of which approximately $2.0 million and $1.8 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. During the years ended September 30, 2024 and 2023, the finance right of use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $1.8 million in both periods, which is included in research and development expense on the accompanying statements of operations. Total cash paid related to finance leases during the years ended September 30, 2024 and 2023, respectively, was approximately $2.7 million and $2.6 million, of which approximately $0.9 million and $1.1 million was for interest. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying statements of cash flows. The weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average remaining lease term is 4.09 years. During the years ended September 30, 2024 and 2023, total finance lease costs were approximately $2.7 million and $2.9 million, consisting of approximately $1.8 million of lease asset amortization in both periods, and approximately $0.9 million and $1.1 million of interest on the finance lease liabilities, respectively. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right of use assets or lease liabilities but rather are expensed as incurred. During the year ended September 30, 2024, there were approximately $0.9 million of variable finance lease costs, which are included in research and development expense on the accompanying statements of operations.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of September 30, 2024 are as follows:

Year ending September 30,
2025	$2,747,000
2026	2,838,000
2027	2,929,000
2028	3,021,000
2029	255,000
Total future minimum lease obligation	11,790,000
Less imputed interest on finance lease obligations	(1,821,000)
Net present value of finance lease obligations	9,969,000
Net present value of finance lease obligations – current portion	2,011,000
Net present value of finance lease obligations – non-current portion	$7,958,000

The Company leases two facilities under operating leases.  The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory and will expire on February 29, 2032. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases.

As of September 30, 2024 and 2023, respectively, the net book value of the operating lease right-of-use asset is approximately $1.5 million and $1.7 million and the balance of the operating lease liability is approximately $1.7 million and $1.9 million, of which approximately $0.2 million is current in both periods. During the years ended September 30, 2024 and 2023, the Company incurred lease expense under operating leases of approximately $0.4 million in both periods, which is included in general and administrative expense on the accompanying statements of operations. Total cash paid related to operating leases during the years ended September 30, 2024 and 2023 was approximately $0.4 million and $0.3 million, respectively. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying statements of cash flows. The weighted average discount rate of the Company’s operating leases is 9.0% and the weighted average the remaining lease term is 6.98 years.

As of September 30, 2024, future minimum lease payments on operating leases are as follows:

Year ending September 30,
2025	$366,000
2026	287,000
2027	277,000
2028	285,000
2029	294,000
Thereafter	746,000
Total future minimum lease obligation	2,255,000
Less imputed interest on operating lease obligation	(602,000)
Net present value of operating lease obligations	1,653,000
Net present value of operating lease obligations – current portion	227,000
Net present value of operating lease obligations – non-current portion	$1,426,000

11. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2024, certain officers and directors purchased 58,000 shares of restricted common stock at an aggregated fair market value of approximately $81,000. During the year ended September 30, 2023, no restricted shares of the Company’s common stock were purchased by related parties.

On July 11, 2024, Geert Kersten, the Company’s Chief Executive Officer and a director, loaned the Company $200,000. On July 18, 2024, Mr. Kersten loaned the Company an additional $250,000. These amounts were repaid on July 30, 2024.

On May 4, 2024, the Company modified the terms of Series UU, X, Y, N, MM, NN and RR warrants by extending the expiration dates by twenty-four (24) months from their current expiration dates. The incremental cost of this extension was approximately $0.7 million, which was recorded as a deemed dividend in the financial statements for the three months ended June 30, 2024. The Series N, X, MM, NN, RR and UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024 (Note C). The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend.

12. STOCKHOLDERS’ EQUITY

Exercise of Warrants

During the year ended September 30, 2024, 5,680,000 pre-funded warrants were exercised. During the year ended September 30, 2023, the Company received proceeds of approximately $0.4 million from the exercise of warrants, as detailed in Note 4. Upon exercise, 217,752 shares of common stock were issued during the year ended September 30, 2023.

Proceeds from the Sale of Common Stock

On July 29, 2024, the Company sold 3,715,000 shares of common stock at an offering price of $1.00 per share, and pre-funded warrants to purchase up to 7,130,000 shares of common stock, at an offering price of $0.99 per pre-funded warrant, for proceeds of approximately $9.7 million, net of issuance costs of approximately $1.1 million. Holders of the pre-funded warrants have exercised 5,680,000 of the pre-funded warrants as of September 30, 2024.

The Company determined that the pre-funded warrants sold in the July 26, 2024 offering are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity and recorded them as a component of additional paid-in capital upon the closing of the transaction in July 2024.

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

The Company’s money market funds included in cash equivalents are measured at fair value on a recurring basis. The following tables summarize the Company’s fair value measurements and the level of inputs within the fair value hierarchy utilized to determine such fair value as of September 30:

September 30, 2024
Description	Level	Cost	Fair Value
Cash and cash equivalents
Cash	1	$-	$1,258,173
Money market funds included in cash and cash equivalents (Note 2)	1	$3,480,000	$3,480,000
Total cash and cash equivalents		$3,480,000	$4,738,173

September 30, 2023
Description	Level	Cost	Fair Value
Cash and cash equivalents
Cash	1	$-	$1,895,735
Money market funds included in cash and cash equivalents (Note 2)	1	$2,250,000	$2,250,000
Total cash and cash equivalents		$2,250,000	$4,145,735

14. NET LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants and restricted stock are not included in the computation of diluted net loss per share if their effect would be anti-dilutive.

The calculation of basis and diluted net loss per share includes 1,450,000 of the pre-funded warrants that remain outstanding as of September 30, 2024.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year ended September 30,
	2024	2023
Loss per share – basic and diluted
Net loss available to common shareholders – basic and diluted	$(27,579,921)	$(32,365,855)
Weighted average shares outstanding – basic and diluted	54,044,989	44,479,865
Basic and diluted loss per common share	$(0.51)	$(0.73)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2024	2023
Options and warrants	17,350,550	15,850,028
Unvested restricted stock	147,250	147,250
Total	17,497,800	15,997,278

15.  SUBSEQUENT EVENTS

On October 18, 2024, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited pursuant to which the Company issued 1 million shares of common stock in exchange for services.

On December 31, 2024, the Company sold 7,552,500 shares of common stock at an offering price of $0.31 per share, and pre-funded warrants to purchase up to 8,577,500 shares of common stock, at an offering price of $0.3099 per pre-funded warrant, for gross proceeds of approximately $5 million.

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January 2025.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Geert Kersten, Chief Executive Officer

By:	/s/ Patricia Prichep
Patricia Prichep, Chief Financial and Operations Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert Kersten	Chief Executive	January 13, 2025
Geert R. Kersten	Officer and a Director

/s/ Bruno Baillavoine	Director	January 13, 2025
Bruno Baillavoine

/s/ Robert Watson	Director	January 13, 2025
Robert Watson

/s/ Mario Gobbo	Director	January 13, 2025
Mario Gobbo

CEL-SCI CORPORATION

FORM 10-K

FOR THE YEAR ENDED

SEPTEMBER 30, 2024

EXHIBITS