Form 10-Q
period 2024-12-31
CEL SCI CORP
filed 2025-02-14
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common	77,211,541	February 10, 2025

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION

CONDENSED BALANCE SHEETS

ASSETS	December 31, 2024	September 30, 2024
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$4,614,115	$4,738,173
Prepaid expenses	373,069	294,097
Supplies used for R&D and manufacturing	863,104	1,019,908
Deposits	7,500	3,500
Total current assets	5,857,788	6,055,678

Finance lease right-of-use assets	6,899,819	7,350,364
Operating lease right-of-use assets	1,442,619	1,495,937
Property and equipment, net	7,592,663	8,129,753
Patent costs, net	148,394	165,492
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,438,403	1,475,441
Total assets	$25,698,787	$26,991,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,999,214	$1,448,467
Accrued expenses	621,601	566,042
Due to employees	558,103	363,306
Finance lease obligation, current portion	2,074,490	2,010,995
Operating lease obligation, current portion	226,155	226,969
Total current liabilities	5,479,563	4,615,779

Finance lease liabilities, net of current portion	7,412,252	7,957,925
Operating lease liabilities, net of current portion	1,373,340	1,425,979
Other liabilities	125,000	125,000
Total liabilities	14,390,155	14,124,683

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 74,084,041 and 63,787,104 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	730,839	637,870
Additional paid-in capital	531,662,716	526,241,074
Accumulated deficit	(521,084,923)	(514,011,861)
Total stockholders' equity	11,308,632	12,867,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,698,787	$26,991,766

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2024 and 2023

(UNAUDITED)

	2024	2023

Operating expenses:
Research and development	$4,430,063	$4,352,509
General and administrative	2,463,355	2,133,378
Total operating expenses	6,893,418	6,485,887

Operating loss	(6,893,418)	(6,485,887)

Interest expense, net	(170,103)	(197,696)
Other expense	(9,541)	(25,941)
Net loss	$(7,073,062)	$(6,709,524)

Net loss available to common shareholders	$(7,073,062)	$(6,709,524)

Net loss per common share – basic and diluted	$(0.11)	$(0.14)
Weighted average common shares outstanding – basic and diluted	65,325,855	48,470,600

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2024	63,787,104	$637,870	$526,241,074	$(514,011,861)	$12,867,083

Pre-funded warrant exercises	1,450,000	14,500	(14,500)	-	-
401(k) contributions paid in common stock	142,822	1,428	55,706	-	57,134
Stock issued to nonemployees for service	154,615	1,546	394,541	-	396,087
Proceeds from the sale of common stock	7,552,500	75,525	4,924,775	-	5,000,300
Equity based compensation - employees	(3,000)	(30)	711,411	-	711,381
Share issuance costs	-	-	(650,291)	-	(650,291)
Net loss	-	-	-	(7,073,062)	(7,073,062)

BALANCE, DECEMBER 31, 2024	73,084,041	$730,839	$531,662,716	$(521,084,923)	$11,308,632

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2023	47,422,304	$474,223	$499,832,063	$(487,091,396)	$13,214,890

401(k) contributions paid in common stock	17,724	177	48,730	-	48,907
Stock issued to nonemployees for service	88,573	886	201,421	-	202,307
Proceeds from the sale of common stock	2,490,000	24,900	4,955,100	-	4,980,000
Equity based compensation - employees	-	-	1,383,909	-	1,383,909
Share issuance costs	-	-	(470,229)	-	(470,229)
Net loss	-	-	-	(6,709,524)	(6,709,524)

BALANCE, DECEMBER 31, 2023	50,018,601	$500,186	$505,950,994	$(493,800,920)	$12,650,260

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2024 and 2023

(UNAUDITED)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,073,062)	$(6,709,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	995,192	1,004,633
Non-cash lease expense	(135)	2,504
Share-based payments for services	396,839	218,386
Equity based compensation	711,381	1,383,909
Common stock contributed to 401(k) plan	57,133	48,907
Loss on patent impairment	9,541	-
(Increase)/decrease in assets:
Prepaid expenses	(79,724)	(100,546)
Supplies used for R&D and manufacturing	193,842	(98,765)
Deposits	(4,000)	(11,884)
Increase/(decrease) in liabilities:
Accounts payable	473,514	(765,078)
Accrued expenses	(15,291)	(8,924)
Due to employees	194,797	148,454

Net cash used in operating activities	(4,139,973)	(4,887,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,954)	(51,650)
Expenditures for patent costs	-	(13,211)

Net cash used in investing activities	(32,954)	(64,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	5,000,300	4,980,000
Payments of stock issuance costs	(469,020)	(504,913)
Payments on obligations under finance leases	(482,411)	(426,593)

Net cash provided by financing activities	4,048,869	4,048,494

NET DECREASE IN CASH AND CASH EQUIVALENTS	(124,058)	(904,295)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,738,173	4,145,735

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,614,115	$3,241,440

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2024 and 2023

(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2024	2023
Finance lease obligation included in accounts payable	$1,087	$714
Consulting services paid with issuance of common stock	$396,087	$202,307
Financing costs included in current liabilities	$220,220	$43,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$207,735	$244,659

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023 (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the “Company”) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2024.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of December 31, 2024 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2024 is derived from the September 30, 2024 audited financial statements.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. The incremental borrowing rate reflects the rate of interest that the Company would pay on the lease commencement date to borrow an amount equal to the lease payments on a collateralized basis over a similar term in similar economic environments. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. Operating and finance lease agreements which require payments for lease and non-lease components are accounted for as a single lease component.  Variable lease payments that cannot be determined at the commencement of the lease are not included in the calculation of right-of-use assets or lease liabilities, and are expensed as incurred.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing account balances were fully insured up to $250,000 at December 31, 2024 and September 30, 2024.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2024 and September 30, 2024.

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

Fair Value Measurements - In accordance with the provisions of ASC 820, Fair Value Measurements, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company generally applies the income approach to determine fair value.  This method uses valuation techniques to convert future amounts to a single present amount.  The measurement is based on the value indicated by current market expectations with respect to the future amounts.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  The Company’s money market funds included in cash equivalents are valued using Level 1 inputs and measured at fair value on a recurring basis. The cost of the Company’s money market funds approximated their fair value at $1,000 and $3,480,000 as of December 31, 2024 and September 30, 2024, respectively.

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

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Under the rules as originally issued, disclosure requirements begin phasing in for fiscal years beginning on or after January 1, 2027. However, on April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the impact of new rules and continue to monitor the status of the related legal challenges.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In December 2024, the Company sold 7,552,500 shares of common stock at a public offering price of $0.31 per share and pre-funded warrants to purchase up to 8,577,500 shares of common stock, at an offering price of $0.3099 per pre-funded warrant, for proceeds of approximately $4.4 million, net of issuance costs of approximately $0.6 million. As of December 31, 2024, none of the pre-funded warrants in connection with the December 2024 offering have been exercised.

The Company determined that the pre-funded warrants sold in the December 2024 offering are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity and recorded them as a component of additional paid-in capital upon the closing of the transaction in December 2024.

In November 2023, the Company sold 2,490,000 shares of common stock at a public offering price of $2.00 per share and received proceeds of approximately $4.5 million, net of issuance costs of approximately $0.5 million.

Other Equity Transactions

In October 2024, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited (“Ergomed”) pursuant to which the Company issued 1,000,000 shares of common stock in exchange for services. The shares are legally issued and outstanding.  The Company determined the issuance of shares to a non-employee for services rendered or to be rendered is within the scope of ASC 718. In accordance with ASC 718, the shares are not issued and outstanding for accounting purposes as they are unvested and forfeitable. The shares will be recognized on the settlement date and measured at fair value when the shares are settled for services rendered by Ergomed. The Company incurred share issuance costs of approximately $61,000 to issue the shares from this agreement which were immediately expensed.

Equity Compensation

Underlying share information for equity compensation plans as of December 31, 2024 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	17,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

Stock Option Activity:

	Three Months Ended December 31,
	2024	2023
Options granted	502,500	-
Options exercised	-	-
Options forfeited	15,833	11,000
Options expired	40	-

Share-Based Compensation Expense:

	Three Months Ended December 31,
	2024	2023
Employees	$711,381	$1,383,909
Non-employees	$396,839	$218,386

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2024:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2026
Series UU	6/11/2018	93,603	$2.80	6/30/2026
Series X	1/13/2016	120,000	$9.25	7/13/2026
Series Y	2/15/2016	26,000	$12.00	8/15/2026
Series MM	6/22/2017	333,432	$1.86	6/22/2026
Series NN	7/24/2017	200,087	$2.52	7/24/2026
Series RR	10/30/2017	234,009	$1.65	10/30/2026
Pre-Funded	12/31/2024	8,577,500	$0.0001	N/A
Consultant Options	7/28/2017 – 11/19/2024	610,000	$0.70 - $2.18	7/27/2027 - 11/1/2034

1. Equity Warrants

Changes in Equity Warrants

During the three months ended December 31, 2024, 8,577,500 pre-funded warrants at an offering price of $0.3099 were issued.  No pre-funded warrants or warrants recorded as equity were issued during the three months ended December 31, 2023.

During the three months ended December 31, 2024, 1,450,000 pre-funded warrants were exercised.  No pre-funded warrants or warrants recorded as equity were exercised during the three months ended December 31, 2023.

No warrants recorded as equity expired or were extended during the three months ended December 31, 2024 and 2023.

2. Options and Shares Issued to Consultants

During the three months ended December 31, 2024 and 2023, the Company issued 154,615 and 88,573 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $0.85 and $1.56 during the three months ended December 31, 2024 and 2023, respectively.

During the three months ended December 31, 2024, 500,000 options with an exercise price of $0.70 were issued to a consultant.  The options vest immediately and will expire on November 1, 2034.  No options were issued to a consultant during the three months ended December 31, 2023.

During the three months ended December 31, 2024 and 2023, the Company recorded total expense of approximately $397,000 and $218,000, respectively, relating to the share-based compensation under various consulting agreements. On December 31, 2024 and September 30, 2024, consulting fees of approximately $51,000 and $52,000, respectively, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended December 31, 2024 and 2023.

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024 the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.7 million as of December 31, 2024.

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

As of December 31, 2024 and September 30, 2024, respectively, the net book value of the finance lease right-of-use asset is approximately $6.9 million and $7.4 million and the balance of the finance lease liability is approximately $9.5 million and $10.0 million, of which approximately $2.1 million and $2.0 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. During the three months ended December 31, 2024 and 2023, the finance right-of-use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $0.5 million in both periods, which is included in research and development expense on the accompanying condensed statements of operations. Total cash paid related to finance leases during the three months ended December 31, 2024 and 2023, was approximately $0.7 million for both periods, of which approximately $0.2 million was for interest. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying condensed statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of December 31, 2024, the weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average remaining lease term is 3.83 years. During the three months ended December 31, 2024 and 2023, total finance lease costs were approximately $0.7 million, consisting of approximately $0.5 million of lease asset amortization and approximately $0.2 million of interest on the finance lease liabilities for both periods. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right-of-use assets or lease liabilities but rather are expensed as incurred. During the three months ended December 31, 2024, there were approximately $0.3 million of variable finance lease costs, which are included in research and development expense on the accompanying condensed statements of operations.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of December 31, 2024 are as follows:

Nine months ending September 30, 2025	$2,065,000
Year ending September 30,
2026	2,838,000
2027	2,929,000
2028	3,021,000
2029	255,000
2030	-
Total future minimum lease obligation	11,108,000
Less imputed interest on finance lease obligations	(1,622,000)
Net present value of financing lease obligations	9,486,000
Less net present value of financing lease obligations – current portion	(2,074,000)
Net present value of financing lease obligations - non-current portion	$7,412,000

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory will expire on February 29, 2032. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases.

As of December 31, 2024 and September 30, 2024, respectively, the net book value of the operating lease right-of-use asset is approximately $1.4 million and $1.5 million and the balance of the operating lease liability is approximately $1.6 million and $1.7 million, of which approximately $0.2 million is current in both periods. During the three months ended December 31, 2024 and 2023, the Company incurred lease expense under operating leases of approximately $0.1 million in both periods, which is included in general and administrative expense on the accompanying condensed statements of operations. Total cash paid related to operating leases during the three months ended December 31, 2024 and 2023 was approximately $0.1 million for both periods. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying condensed statements of cash flows. The weighted average discount rate of the Company’s operating leases is 8.98% and the weighted average the remaining lease term is 6.81 years.

As of December 31, 2024, approximate future minimum lease payments on operating leases are as follows:

Nine months ending September 30, 2025	$276,000
Year ending September 30,
2026	287,000
2027	277,000
2028	285,000
2029	294,000
2030	303,000
Thereafter	443,000
Total future minimum lease obligation	2,165,000
Less imputed interest on operating lease obligation	(566,000)
Net present value of operating lease obligations	1,599,000
Less net present value of operating lease obligations - current portion	(226,000)
Net present value of operating lease obligations - non-current portion	$1,373,000

 G. PATENTS

During the three months ended December 31, 2024, the Company abandoned three patents which resulted in an impairment of $9,541 on patent costs. During the three months ended December 31, 2023, there was no impairment of patent costs. The weighted average amortization period for patents is approximately 7 years. For the three months ended December 31, 2024 and 2023, amortization of patent costs totaled approximately $8,000 and $9,000, respectively. The total estimated future amortization is as follows:

Nine months ending September 30, 2025	$21,000
Year ending September 30,
2026	25,000
2027	22,000
2028	18,000
2029	16,000
2030	14,000
Thereafter	32,000
Total	$148,000

H. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, unvested common stock and unvested restricted stock are not included in the computation of diluted net loss per share if their effect would be anti-dilutive.

The calculation of basic and diluted net loss per share includes 8,577,500 of the pre-funded warrants that remain outstanding as of December 31, 2024.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Three Months
	Ended December 31,
	2024	2023
Loss per share – basic and diluted
Net loss available to common shareholders – basic and diluted	$(7,073,062)	$(6,709,524)
Weighted average shares outstanding – basic and diluted	65,325,855	48,470,600
Basic and diluted loss per common share	$(0.11)	$(0.14)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2024	2023
Options and Warrants	17,837,177	15,839,028
Unvested Common Stock	1,000,000	-
Unvested Restricted Stock	144,250	147,250
Total	18,981,427	15,986,278

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

Targeting low PD-L1 also differentiates Multikine from other immunotherapies. For example, checkpoint inhibitors like Keytruda and Opdivo appear to best serve patients having high PD-L1, because these drugs work by blocking PD1/PD-L1 receptors interaction; when this interaction (PD1/PD-L1) happens it leads to inactivation/death of the immune cells attacking the tumor. These checkpoint inhibitors appear to act best when tumors express high levels of PD-L1 receptors (usually TPS >20 to TPS >50). While none of these drugs are currently approved as a first-line treatment before surgery, even if such approvals were to come in the future, CEL-SCI believes the large majority of patients having low PD-L1 would still be expected to need Multikine.

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

CEL-SCI published its data as abstracts and posters at the annual conferences for the 2022 American Society of Clinical Oncology (ASCO), 2022 and 2023 European Society for Medical Oncology (ESMO), the 2023 European Head and Neck Society’s (EHNS’s) annual European Conference on Head and Neck Oncology (ECHNO), the 2023 European Society for Therapeutic Radiology and Oncology (ESTRO) and the 2023 American Head and Neck Society (AHNS). These publications can be accessed at http://www.cel-sci.com.

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

Another measure of survival benefit is called the “hazard ratio,” which compares the rate of an event (chances) of dying between two different groups. Here, in the Multikine target population, the hazard ratio was 0.35, which means that deaths occurred in the Multikine group about one-third as frequently as in the control group. It is also important to note that the hazard ratio’s 95% confidence interval remained far below 1.0 (which would mean parity between the compared groups). In the case of Multikine, statistically speaking, there is a 95% chance that the hazard ratio would fall between 0.18 and 0.66 if Multikine were tested in the target population in another study. A hazard ratio of 0.66 as the “so called worst case scenario” (the upper limit of the 95% confidence interval – for the hazard ratio – in this case) is still below (better) than the hazard ratio required for most drug approvals.

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

24

•

The confirmatory study will be a randomized controlled trial with two arms: Multikine treatment plus standard of care versus standard of care alone. CEL-SCI expects to initiate the confirmatory study in Q1/Q2 2025 and reach full enrollment in Q2 2026.

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

Why Do We Believe Our Confirmatory Study Will Be Successful?

An “unmet need” is a factor for approval considered by all major regulatory bodies worldwide. In the Multikine target population, there is also a great unmet need for improved survival. The current standard of care provides only about a 50/50 chance of surviving five years, whereas Multikine could increase that survival rate to over 70% in the target population based on the Phase III data. Chemotherapy (in addition to radiotherapy following surgery) has improved survival outcome for some head and neck patients, but chemotherapy is only indicated for high-risk patients, who are not likely to fall within the Multikine target population. Currently available immunotherapies are given after surgery or where surgery is not indicated, in contrast to Multikine, which is given before surgery to patients with resectable tumors. Available checkpoint inhibitors work best on tumors with high PD-L1 expression, whereas Multikine works best in tumors with low PD-L1 expression. Therefore, Multikine’s target population is underserved, and will continue to be underserved, by current therapies.

The major regulatory bodies with whom we are working, U.S. FDA, Health Canada, European Medicine Agency (EMA) and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK) all have conditional approval pathways designed for situations where the target population has not been fully tested prospectively and there is strong data supporting clinical benefit for patients. The reason is that regulators understand that in many cases patients should not have to wait for additional data before being offered the chance to benefit from a new drug, especially if the drug has been shown to be safe. Every situation is different and depends on the specific facts.

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

•

FDA pathway: CEL-SCI aims to begin the 212-patient confirmatory registration study in Q1/Q2 2025, with full enrollment expected in Q2 2026 with the potential to seek early approval after full enrollment.

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

During the three months ended December 31, 2024, the Company’s cash decreased by approximately $0.1 million. Significant components of this decrease included net proceeds from the December 2024 financing of $4.5 million offset by cash used to fund the Company’s regular operations of approximately $4.1 million and approximately $0.5 million in payments on their finance lease obligations.

During the three months ended December 31, 2023, the Company’s cash decreased by approximately $0.9 million.  The significant component of this decrease included cash used to fund the Company’s regular operations of approximately $4.9 million, and approximately $0.4 million in payments on the Company’s finance lease obligations, offset by net proceeds from the November 2023 financing of approximately $4.5 million.

During the three months ended December 31, 2024, 1,450,000 pre-funded warrants were exercised.  No warrants were exercised during the three months ended December 31, 2023.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $6.9 million for the three months ended December 31, 2024. This net operating loss consists of significant non-cash expenses including approximately $1.1 million in share-based compensation to employees and non-employees, and approximately $1.0 million in depreciation and amortization expense.

During the three months ended December 31, 2024 and 2023, there was no change in the research and development expenses as it remained constant at approximately $4.4 million. The major components of research and development expenses include an approximate $0.2 million increase over the prior period in clinical studies costs as a result of preparing the confirmatory study for enrollment, costs incurred for supplies and materials used which increased by $0.2 million compared to the prior period and an increase over the prior period in other research and development expenses of $0.1 million, offset by a decrease of $0.5 million of employee stock compensation expense compared to the prior period.

During the three months ended December 31, 2024, general and administrative expenses increased by approximately $0.3 million, or 15%, compared to the three months ended December 31, 2023. This increase is primarily due to a $0.2 million increase in non-employee stock compensation and $0.2 million increase in other costs related to public relations, offset by a decrease of approximately $0.1 million of employee stock compensation expense.

During the three months ended December 31, 2024 and 2023, net interest expense remained constant at approximately $0.2 million, which is primarily due to the interest paid on the Company’s lease liabilities.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three Months Ended
	December 31,
	2024	2023
MULTIKINE	$4,409,465	$4,329,252
LEAPS	20,598	23,257
TOTAL	$4,430,063	$4,352,509

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

Critical Accounting Estimates

CEL-SCI's significant accounting estimates are more fully described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024. However, certain accounting estimates are particularly important to the portrayal of CEL-SCI’s financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those estimates, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Operations Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial and Operations Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2024, the Company issued 154,615 restricted shares of common stock to consultants for investor relations services.

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

Item 5.  Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2024.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 14, 2025	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer

/s/ Patricia Prichep
Patricia Prichep
Principal Financial Officer

