Form 10-Q
period 2025-03-31
CEL SCI CORP
filed 2025-05-14
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	91,037,256	May 9, 2025

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2025	September 30, 2024
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,924,305	$4,738,173
Prepaid expenses	208,462	294,097
Supplies used for R&D and manufacturing	882,692	1,019,908
Deposits	7,500	3,500
Total current assets	3,022,959	6,055,678

Finance lease right-of-use assets	6,449,275	7,350,364
Operating lease right-of-use assets	1,388,025	1,495,937
Property and equipment, net	7,080,235	8,129,753
Patent costs, net	141,263	165,492
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,406,475	1,475,441
Total assets	$21,807,333	$26,991,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,702,097	$1,448,467
Accrued expenses	593,551	566,042
Due to employees	857,385	363,306
Finance lease liabilities, current portion	2,139,546	2,010,995
Operating lease liabilities, current portion	207,184	226,969
Total current liabilities	5,499,763	4,615,779

Finance lease liabilities, net of current portion	6,847,774	7,957,925
Operating lease liabilities, net of current portion	1,336,941	1,425,979
Other liabilities	125,000	125,000
Total liabilities	13,809,478	14,124,683

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 84,349,756 and 63,787,104 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	843,496	637,870
Additional paid-in capital	534,811,671	526,241,074
Accumulated deficit	(527,657,312)	(514,011,861)
Total stockholders' equity	7,997,855	12,867,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,807,333	$26,991,766

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

	2025	2024

Operating expenses:
Research and development	$8,444,328	$8,981,044
General and administrative	4,843,193	4,580,791
Total operating expenses	13,287,521	13,561,835

Operating loss	(13,287,521)	(13,561,835)

Interest expense, net	(348,389)	(380,397)
Other expense	(9,541)	(12,183)
Net loss	$(13,645,451)	$(13,954,415)

Net loss available to common shareholders	$(13,645,451)	$(13,954,415)

Net loss per common share – basic and diluted	$(0.18)	$(0.28)
Weighted average common shares outstanding – basic and diluted	74,827,420	50,228,860

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

	2025	2024

Operating expenses:
Research and development	$4,014,265	$4,628,535
General and administrative	2,379,838	2,447,413
Total operating expenses	6,394,103	7,075,948

Operating loss	(6,394,103)	(7,075,948)

Interest expense, net	(178,286)	(182,701)
Other income (expense)	-	13,758
Net loss	$(6,572,389)	$(7,244,891)

Net loss available to common shareholders	$(6,572,389)	$(7,244,891)

Net loss per common share – basic and diluted	$(0.08)	$(0.14)
Weighted average common shares outstanding – basic and diluted	84,540,132	52,006,442

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2024	63,787,104	$637,870	$526,241,074	$(514,011,861)	$12,867,083

Pre-funded warrant exercises	1,450,000	14,500	(14,500)	-	-
401 (k) contributions paid in common stock	142,822	1,428	55,706	-	57,134
Stock issued to nonemployees for service	154,615	1,546	394,541	-	396,087
Proceeds from the sale of common stock	7,552,500	75,525	4,924,775	-	5,000,300
Equity based compensation - employees	(3,000)	(30)	711,411	-	711,381
Share issuance costs	-	-	(650,291)	-	(650,291)
Net loss	-	-	-	(7,073,062)	(7,073,062)
BALANCE, DECEMBER 31, 2024	73,084,041	$730,839	$531,662,716	$(521,084,923)	$11,308,632

Pre-funded warrant exercises	5,977,500	59,775	(59,775)	-	-
401 (k) contributions paid in common stock	225,715	2,257	51,797	-	54,054
Stock issued to nonemployees for service	50,000	500	59,702	-	60,202
Proceeds from the sale of common stock	4,012,500	40,125	2,519,875	-	2,560,000
Shares issued for settlement of clinical development costs	1,000,000	10,000	340,885	-	350,885
Equity based compensation - employees	-	-	685,668	-	685,668
Share issuance costs	-	-	(449,197)	-	(449,197)
Net loss	-	-	-	(6,572,389)	(6,572,389)
BALANCE, MARCH 31, 2025	84,349,756	$843,496	$534,811,671	$(527,657,312)	$7,997,855

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2023	47,422,304	$474,223	$499,832,063	$(487,091,396)	$13,214,890

401 (k) contributions paid in common stock	17,724	177	48,730	-	48,907
Stock issued to nonemployees for service	88,573	886	201,421	-	202,307
Proceeds from the sale of common stock	2,490,000	24,900	4,955,100	-	4,980,000
Equity based compensation – employees	-	-	1,383,909	-	1,383,909
Share issuance costs	-	-	(470,229)	-	(470,229)
Net loss	-	-	-	(6,709,524)	(6,709,524)
BALANCE, DECEMBER 31, 2023	50,018,601	$500,186	$505,950,994	$(493,800,920)	$12,650,260

401(k) contributions paid in common stock	27,373	274	53,211	-	53,485
Stock issued to nonemployees for service	162,744	1,627	379,243	-	380,870
Proceeds from the sale of common stock	3,875,000	38,750	7,711,250	-	7,750,000
Equity based compensation – employees	-	-	1,432,540	-	1,432,540
Share issuance costs	-	-	(717,621)	-	(717,621)
Net loss	-	-	-	(7,244,891)	(7,244,891)
BALANCE, MARCH 31, 2024	54,083,718	$540,837	$514,809,617	$(501,045,811)	$14,304,643

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,645,451)	$(13,954,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,965,294	1,993,395
Non-cash lease expense	(911)	4,383
Share-based payments for services	506,760	547,893
Equity based compensation	1,397,050	2,816,449
Common stock contributed to 401(k) plan	111,188	102,392
Shares issued for settlement of clinical development costs	350,885	-
Loss on patent impairment	9,541	-
(Increase)/decrease in assets:
Prepaid expenses	35,163	(30,996)
Supplies used for R&D and manufacturing	206,182	(240,067)
Deposits	(4,000)	(11,884)
Increase/(decrease) in liabilities:
Accounts payable	104,209	(896,939)
Accrued expenses	(39,541)	59,818
Due to employees	494,079	194,363

Net cash used in operating activities	(8,509,552)	(9,415,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,954)	(51,650)
Expenditures for patent costs	-	(13,211)

Net cash used in investing activities	(32,954)	(64,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	7,560,300	12,730,000
Payments of stock issuance costs	(850,391)	(1,218,937)
Payments on obligations under finance leases	(981,271)	(867,008)

Net cash provided by financing activities	5,728,638	10,644,055

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,813,868)	1,163,586

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,738,173	4,145,735

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,924,305	$5,309,321

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2025	2024
Finance lease obligation included in accounts payable	$1,649	$522
Assets purchased under finance leases	$-	$20,797
Obligations paid with issuance of common stock	$456,289	$583,177
Accrued consulting services to be paid with common stock	$-	$165,000
Financing costs included in current liabilities	$288,047	$46,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$404,557	$480,044

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 and 2024 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of March 31, 2025 and the results of its operations for the six months then ended. The condensed balance sheet as of September 30, 2024 is derived from the September 30, 2024 audited financial statements.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing account balances were fully insured up to $250,000 at March 31, 2025 and September 30, 2024.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of March 31, 2025 and September 30, 2024.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company’s money market funds included in cash equivalents are valued using Level 1 inputs and measured at fair value on a recurring basis. The cost of the Company’s money market funds approximated their fair value at $1,000 and $3,480,000 as of March 31, 2025 and September 30, 2024, respectively.

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

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Under the rules as originally issued, disclosure requirements begin phasing in for fiscal years beginning on or after January 1, 2027. However, on April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of new rules and continue to monitor the status of the related legal challenges.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In March 2025, the Company sold 4,012,500 shares of common stock at an offering price of $0.16 per share and pre-funded warrants to purchase up to 11,987,500 shares of common stock, at an offering price of $0.1599 per pre-funded warrant, for proceeds of approximately $2.6 million, net of issuance costs of approximately $0.4 million. As of March 31, 2025, none of the pre-funded warrants in connection with the March 2025 offering have been exercised.

In December 2024, the Company sold 7,552,500 shares of common stock at an offering price of $0.31 per share and pre-funded warrants to purchase up to 8,577,500 shares of common stock, at an offering price of $0.3099 per pre-funded warrant, for proceeds of approximately $4.4 million, net of issuance costs of approximately $0.6 million. As of March 31, 2025, 5,977,500 of the pre-funded warrants in connection with the December 2024 offering have been exercised.

The Company determined that the pre-funded warrants sold in the March 2025 and December 2024 offerings are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity and recorded them as a component of additional paid-in capital upon the closing of the financings.

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

Other Equity Transactions

In October 2024, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited (“Ergomed”) pursuant to which the Company issued 1,000,000 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company determined the issuance of shares to a non-employee for services rendered or to be rendered is within the scope of ASC 718. In accordance with ASC 718, the shares were not issued and outstanding for accounting purposes as they are unvested and forfeitable. The shares will be recognized on the settlement date and measured at fair value when the shares are settled for services rendered by Ergomed. The Company incurred share issuance costs of approximately $61,000 to issue the shares from this agreement which were immediately expensed. During the three months ended March 31, 2025, 1,000,000 shares were sold by Ergomed and the proceeds used to settle $350,885 in outstanding payables for services provided to the Company.

Equity Compensation

Underlying share information for equity compensation plans as of March 31, 2025 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	17,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

Stock Option Activity:

	Six Months Ended March 31,
	2025	2024
Options granted	503,500	3,000
Options exercised	-	-
Options forfeited	27,666	53,000
Options expired	40	27,035

	Three Months Ended March 31,
	2025	2024
Options granted	1,000	3,000
Options exercised	-	-
Options forfeited	11,833	42,000
Options expired	-	27,035

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

Share-Based Compensation Expense:

	Six Months Ended March 31,
	2025	2024
Employees	$1,397,050	$2,816,449
Non-employees	$506,760	$370,163

	Three Months Ended March 31,
	2025	2024
Employees	$685,668	$1,432,540
Non-employees	$109,921	$151,777

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at March 31, 2025:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2026
Series UU	6/11/2018	93,603	$2.80	6/30/2026
Series X	1/13/2016	120,000	$9.25	7/13/2026
Series Y	2/15/2016	26,000	$12.00	8/15/2026
Series MM	6/22/2017	333,432	$1.86	6/22/2026
Series NN	7/24/2017	200,087	$2.52	7/24/2026
Series RR	10/30/2017	234,009	$1.65	10/30/2026
Pre-Funded	12/31/2024	2,600,000	$0.0001	N/A
Pre-Funded	03/18/2025	11,987,500	$0.0001	N/A
Consultant Options	7/28/2017 – 11/19/2024	610,000	$0.70 - $2.18	7/27/2027 - 11/1/2034

1. Equity Warrants

Changes in Equity Warrants

During the six months ended March 31, 2025, 11,987,500 and 8,577,500 pre-funded warrants at an offering price of $0.1599 and $0.3099, respectively, were issued. No pre-funded warrants or warrants recorded as equity were issued during the six months ended March 31, 2024.

During the six months ended March 31, 2025, 7,427,500 pre-funded warrants were exercised. No pre-funded warrants or warrants recorded as equity were exercised during the six months ended March 31, 2024.

No warrants recorded as equity expired or were extended during the six months ended March 31, 2025 and 2024.

2. Options and Shares Issued to Consultants

During the six months ended March 31, 2025 and 2024, the Company issued 204,615 and 251,317 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $0.87 and $1.99 during the six months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company issued 50,000 and 162,744 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $0.94 and $2.22 during the three months ended March 31, 2025 and 2024, respectively.

During the six months ended March 31, 2025, 500,000 options with an exercise price of $0.70 were issued to a consultant. The options vest immediately and will expire on November 1, 2034. No options were issued to a consultant during the six months ended March 31, 2024.

During the six months ended March 31, 2025 and 2024, the Company recorded total expense of approximately $507,000 and $370,000, respectively, relating to the share-based compensation under various consulting agreements. During the three months ended March 31, 2025 and 2024, the Company recorded total expense of approximately $110,000 and $152,000, respectively, relating to the share-based compensation under various consulting agreements. On March 31, 2025 and September 30, 2024, consulting fees of approximately $1,000 and $52,000, respectively, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

There were no related party transactions during the six months ended March 31, 2025 and 2024.

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024 the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.7 million as of March 31, 2025.

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

As of March 31, 2025 and September 30, 2024, respectively, the net book value of the finance lease right-of-use asset is approximately $6.4 million and $7.4 million and the balance of the finance lease liability is approximately $9.0 million and $10.0 million, of which approximately $2.1 million and $2.0 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. During the six months ended March 31, 2025 and 2024, the finance right-of-use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $0.9 million in both periods, which is included in research and development expense on the accompanying condensed statements of operations. Total cash paid related to finance leases during the six months ended March 31, 2025 and 2024, was approximately $1.4 million and $1.3 million, respectively, of which approximately $0.4 million and $0.5 million was for interest, respectively. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying condensed statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of March 31, 2025, the weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average remaining lease term is 3.59 years. During the six months ended March 31, 2025 and 2024, total finance lease costs were approximately $1.3 million and $1.4 million, respectively, consisting of approximately $0.9 million of lease asset amortization for both periods and approximately $0.4 million and $0.5 million of interest on the finance lease liabilities, respectively. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right-of-use assets or lease liabilities but rather are expensed as incurred. During the six months ended March 31, 2025, there were approximately $0.5 million of variable finance lease costs, which are included in research and development expense on the accompanying condensed statements of operations.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of March 31, 2025 are as follows:

Six months ending September 30, 2025	$1,377,000
Year ending September 30,
2026	2,838,000
2027	2,929,000
2028	3,021,000
2029	255,000
2030	-
Total future minimum lease obligation	10,420,000
Less imputed interest on finance lease obligations	(1,432,000)
Net present value of financing lease obligations	8,988,000
Less net present value of financing lease obligations – current portion	(2,140,000)
Net present value of financing lease obligations – non-current portion	$6,848,000

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025. The lease for its research and development laboratory will expire on February 29, 2032. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases.

As of March 31, 2025 and September 30, 2024, respectively, the net book value of the operating lease right-of-use asset is approximately $1.4 million and $1.5 million and the balance of the operating lease liability is approximately $1.5 million and $1.7 million, of which approximately $0.2 million is current in both periods. During the six months ended March 31, 2025 and 2024, the Company incurred lease expense under operating leases of approximately $0.1 million and $0.2 million, respectively, which is included in general and administrative expense on the accompanying condensed statements of operations. Total cash paid related to operating leases during the six months ended March 31, 2025 and 2024 was approximately $0.2 million for both periods. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying condensed statements of cash flows. The weighted average discount rate of the Company’s operating leases is 8.97% and the weighted average the remaining lease term is 6.64 years.

As of March 31, 2025, approximate future minimum lease payments on operating leases are as follows:

Six months ending September 30, 2025	$185,000
Year ending September 30,
2026	287,000
2027	277,000
2028	285,000
2029	294,000
2030	303,000
Thereafter	443,000
Total future minimum lease obligation	2,074,000
Less imputed interest on operating lease obligation	(530,000)
Net present value of operating lease obligations	1,544,000
Less net present value of operating lease obligations – current portion	(207,000)
Net present value of operating lease obligations – non-current portion	$1,337,000

G. PATENTS

During the six months ended March 31, 2025, the Company abandoned three patents which resulted in an impairment of $9,541 on patent costs. During the three months ended March 31, 2025, and the six and three months ended March 31, 2024, there was no impairment of patent costs. The weighted average amortization period for patents is approximately 7 years. For the six months ended March 31, 2025 and 2024, amortization of patent costs totaled approximately $15,000 and $17,000, respectively. For the three months ended March 31, 2025 and 2024, amortization of patent costs totaled approximately $7,000 and $8,000, respectively. The total estimated future amortization is as follows:

Six months ending September 30, 2025	$14,000
Year ending September 30,
2026	25,000
2027	22,000
2028	18,000
2029	16,000
2030	14,000
Thereafter	32,000
Total	$141,000

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

The calculation of basic and diluted net loss per share includes 14,587,500 of the pre-funded warrants that remain outstanding as of March 31, 2025.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Six Months		Three Months
	Ended March 31,		Ended March 31,
	2025	2024	2025	2024
Loss per share – basic and diluted
Net loss available to common – basic and diluted	$(13,645,451)	$(13,954,415)	$(6,572,389)	$(7,244,891)
Weighted average shares outstanding – basic and diluted	74,827,420	50,228,860	84,540,132	52,006,442
Basic and diluted loss per common share	$(0.18)	$(0.28)	$(0.08)	$(0.14)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2025	2024
Options and Warrants	17,826,344	15,772,993
Unvested Restricted Stock	144,250	147,250
Total	17,970,594	15,920,243

I. SUBSEQUENT EVENTS

On May 8, 2025, the Company received a loan in the amount of $350,000 with interest at the rate of 10% per annum from an unaffiliated party. The loan will be repaid from either potential partnering proceeds or a financing.

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

It was not enough for CEL-SCI to show that Multikine likely leads to PSRs and PSDs as compared to a control group, CEL-SCI also had to test if PSRs and PSDs lead to improved survival. CEL-SCI’s Phase III trial demonstrated that PSR patients were 72% likely to be alive after five years, whereas control patients were only about 49% likely to be alive after five years. Patients with PSD saw similar improvement in CEL-SCI’s Phase III trial. Their five-year chance of survival was approximately 68%. Therefore, CEL-SCI believes that the Phase III trial demonstrated that those patients who had PSR or PSD resulting from Multikine lived longer than those who were not treated with Multikine. It is important to note that these results are from the entire Phase III study population, not from a subgroup. The likelihood of living at least five years is shown in the graphic below for patients with PSR (blue), patients with PSD (orange) and control patients who did not receive Multikine (gray).

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

IN CONCLUSION

•	Strong survival data: Multikine-treated patients in the target population had a 73% 5-year survival vs a 45% 5-year survival in the control group who did not receive Multikine in the Phase III study. In addition, no safety signals or toxicities versus standard of care. The Hazard ratio is 0.35 with an upper limit (95% Confidence Interval) of 0.66.

•	Addressing an unmet medical need: Multikine focuses on the 70% of patients not well served by the two leading approved drugs for head and neck cancer, Keytruda and Opdivo. Multikine’s proposed indication is a pre-surgical treatment in head & neck cancer, where no drug is currently approved.

•	Multikine’s Target Population: The confirmatory registration study will focus on newly diagnosed locally advanced primary head and neck cancer patients with no lymph node involvement (determined via PET scan) and with low PD-L1 tumor expression (determined via biopsy).

•	FDA pathway: CEL-SCI’s goal is to begin the 212-patient confirmatory registration study as soon as the needed capital has been raised, with full enrollment about 15 months later with the potential to seek early approval after full enrollment.

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

During the six months ended March 31, 2025, the Company’s cash decreased by approximately $2.8 million. Significant components of this decrease included net proceeds from the December 2024 and March 2025 financings of $6.7 million offset by cash used to fund the Company’s regular operations of approximately $8.5 million and approximately $1.0 million in payments on their finance lease obligations.

During the six months ended March 31, 2024, the Company’s cash increased by approximately $1.2 million. The significant component of this increase included net proceeds from the November 2023 and February 2024 financing of $11.5 million offset by cash used to fund the Company’s regular operations of approximately $9.4 million and approximately $0.9 million in payments on their finance lease obligations.

During the six months ended March 31, 2025, 7,427,500 pre-funded warrants were exercised. No warrants were exercised during the six months ended March 31, 2024.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $13.3 million for the six months ended March 31, 2025. This net operating loss consists of significant non-cash expenses including approximately $1.9 million in share-based compensation to employees and non-employees, and approximately $2.0 million in depreciation and amortization expense. The Company incurred a net operating loss of approximately $13.6 million for the six months ended March 31, 2024. This net operating loss consists of significant non-cash expenses including approximately $3.2 million in share-based compensation to employees and non-employees, and approximately $2.0 million in depreciation and amortization expense.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our products, and include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
•	expenses incurred under agreements with Clinical Research Organizations, or CROs, and consultants that conduct and provide supplies for our clinical studies and clinical trials;
•	costs associated with clinical activities and development activities; and
•	costs related to compliance with regulatory requirements.

The following table summarizes our research and development expenses for the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31,
(in thousands)	2025	2024
Clinical trial expense	$471	$340
Supplies & materials	1,011	763
Personnel-related expenses	3,078	2,981
Stock-based compensation	769	1,790
Depreciation and amortization expense	1,945	1,808
Other expenses	1,170	1,299
Total research and development expenses	$8,444	$8,981

During the six months ended March 31, 2025, research and development expenses decreased by approximately $0.5 million, or 6%, compared to the six months ended March 31, 2024. The major components of the decrease in research and development expenses over the prior period include an approximate $1.0 million of employee stock compensation expense due to the options issued in the prior period having a higher fair value because of the Company’s stock price, offset by an increase of $0.1 million in clinical studies costs, $0.2 million in costs incurred for supplies and materials used as a result of preparing the confirmatory study for enrollment and $0.2 million in other research and development costs.

During the three months ended March 31, 2025, research and development expenses decreased by approximately $0.6 million, or 13%, compared to the three months ended March 31, 2024. The major components of the decrease in research and development expenses over the prior period include an approximate $0.5 million of employee stock compensation expense due to the options issued in the prior period having a higher fair value because of the Company’s stock price, and $0.1 million in other research and development costs.

General and Administrative Expenses

During the six months ended March 31, 2025, general and administrative expenses increased by approximately $0.3 million, or 6%, compared to the six months ended March 31, 2024. The major components of the increase in general and administrative expenses over the prior period include an approximate $0.7 million in public relation costs and $0.2 million in accounting fees due to out of scope work, offset by a decrease of $0.4 million of employee stock compensation expense due to the options issued in the prior period having a higher fair value because of the Company’s stock price, and $0.2 million in other general and administrative expenses.

During the three months ended March 31, 2025 and 2024, there was no change in general and administrative expenses as it remained constant at approximately $2.4 million. The major components of general and administrative expenses include an approximate $0.4 million increase over the prior period in public relation costs primarily due to an increase in public relation efforts to attract more investors for the Company’s financings, offset by a decrease of $0.3 million of employee stock compensation expense due to the options issued in the prior period having a higher fair value because of the Company’s stock price, and a decrease of $0.1 million in other general and administrative expenses.

Interest Expense, Net

During the six months ended March 31, 2025 and 2024, net interest expense remained constant at approximately $0.4 million, which is primarily due to the interest paid on the Company’s lease liabilities. During the three months ended March 31, 2025 and 2024, net interest expense remained constant at approximately $0.2 million, which is primarily due to the interest paid on the Company’s lease liabilities.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
MULTIKINE	$8,403,569	$8,934,795	$3,994,104	$4,605,543
LEAPS	40,759	46,249	20,161	22,992
TOTAL	$8,444,328	$8,981,044	$4,014,265	$4,628,535

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Operations Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2025. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial and Operations Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2025, the Company issued 204,615 restricted shares of common stock to consultants for investor relations services.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2025.

 Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: May 14, 2025	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer

/s/ Patricia Prichep
Patricia Prichep
Principal Financial Officer

