Form 10-Q
period 2025-06-30
CEL SCI CORP
filed 2025-08-14
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common	6,882,156	August 13, 2025

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION

CONDENSED BALANCE SHEETS

ASSETS	June 30, 2025	September 30, 2024
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,792,856	$4,738,173
Prepaid expenses	304,133	294,097
Supplies used for R&D and manufacturing	518,040	1,019,908
Deposits	7,500	3,500
Total current assets	2,622,529	6,055,678

Finance lease right-of-use assets	5,998,731	7,350,364
Operating lease right-of-use assets	1,332,096	1,495,937
Property and equipment, net	6,578,679	8,129,753
Patent costs, net	130,585	165,492
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,354,478	1,475,441
Total assets	$20,336,199	$26,991,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,577,215	$1,448,467
Accrued expenses	475,602	566,042
Due to employees	1,169,520	363,306
Finance lease liabilities, current portion	2,205,972	2,010,995
Operating lease liabilities, current portion	187,739	226,969
Total current liabilities	5,616,048	4,615,779

Finance lease liabilities, net of current portion	6,271,813	7,957,925
Operating lease liabilities, net of current portion	1,298,398	1,425,979
Other liabilities	125,000	125,000
Total liabilities	13,311,259	14,124,683

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 5,321,341 and 2,126,682 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	53,214	21,266
Additional paid-in capital	540,293,742	526,857,678
Accumulated deficit	(533,322,016)	(514,011,861)
Total stockholders' equity	7,024,940	12,867,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,336,199	$26,991,766

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

	2025	2024

Operating expenses:
Research and development	$12,184,276	$13,684,204
General and administrative	6,592,128	6,547,866
Total operating expenses	18,776,404	20,232,070

Operating loss	(18,776,404)	(20,232,070)

Interest expense, net	(520,439)	(571,102)
Other expense	(13,312)	(7,801)
Net loss	$(19,310,155)	$(20,810,973)

Modification of warrants	-	(659,456)
Net loss available to common shareholders	$(19,310,155)	$(21,470,429)

Net loss per common share – basic and diluted	$(6.34)	$(12.51)
Weighted average common shares outstanding – basic and diluted	3,046,400	1,715,982

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

	2025	2024

Operating expenses:
Research and development	$3,739,948	$4,703,160
General and administrative	1,748,935	1,967,075
Total operating expenses	5,488,883	6,670,235

Operating loss	(5,488,883)	(6,670,235)

Interest expense, net	(172,050)	(190,705)
Other income (expense)	(3,771)	4,382
Net loss	$(5,664,704)	$(6,856,558)

Modification of warrants	-	(659,456)
Net loss available to common shareholders	$(5,664,704)	$(7,516,014)

Net loss per common share – basic and diluted	$(1.36)	$(4.18)
Weighted average common shares outstanding – basic and diluted	4,150,702	1,799,813

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2024	2,126,682	$21,266	$526,857,678	$(514,011,861)	$12,867,083

Pre-funded warrant exercises	48,333	483	(483)	-	-
401(k) contributions paid in common stock	4,761	48	57,086	-	57,134
Stock issued to nonemployees for service	5,154	52	396,035	-	396,087
Proceeds from the sale of common stock	251,750	2,518	4,997,782	-	5,000,300
Equity based compensation - employees	(100)	(1)	711,382	-	711,381
Share issuance costs	-	-	(650,291)	-	(650,291)
Net loss	-	-	-	(7,073,062)	(7,073,062)
BALANCE, DECEMBER 31, 2024	2,436,580	$24,366	$532,369,189	$(521,084,923)	$11,308,632

Pre-funded warrant exercises	199,250	1,993	(1,993)	-	-
401(k) contributions paid in common stock	7,524	75	53,979	-	54,054
Stock issued to nonemployees for service	1,667	17	60,185	-	60,202
Proceeds from the sale of common stock	133,750	1,338	2,558,662	-	2,560,000
Shares issued for settlement of clinical development costs	33,333	333	350,552	-	350,885
Equity based compensation - employees	-	-	685,668	-	685,668
Share issuance costs	-	-	(449,197)	-	(449,197)
Net loss	-	-	-	(6,572,389)	(6,572,389)
BALANCE, MARCH 31, 2025	2,812,104	$28,122	$535,627,045	$(527,657,312)	$7,997,855

Pre-funded warrant exercises	486,251	4,862	(4,862)	-	-
401(k) contributions paid in common stock	22,986	230	53,093	-	53,323
Stock issued to nonemployees for service	-	-	127,158	-	127,158
Proceeds from the sale of common stock	2,000,000	20,000	4,980,000	-	5,000,000
Equity based compensation - employees	-	-	73,442	-	73,442
Share issuance costs	-	-	(562,134)	-	(562,134)
Net loss	-	-	-	(5,664,704)	(5,664,704)
BALANCE, JUNE 30, 2025	5,321,341	$53,214	$540,293,742	$(533,322,016)	$7,024,940

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2023	1,581,188	$15,811	$500,290,475	$(487,091,396)	$13,214,890

401(k) contributions paid in common stock	591	6	48,901	-	48,907
Stock issued to nonemployees for service	2,952	30	202,277	-	202,307
Proceeds from the sale of common stock	83,000	830	4,979,170	-	4,980,000
Equity based compensation – employees	-	-	1,383,909	-	1,383,909
Share issuance costs	-	-	(470,229)	-	(470,229)
Net loss	-	-	-	(6,709,524)	(6,709,524)
BALANCE, DECEMBER 31, 2023	1,667,731	$16,677	$506,434,503	$(493,800,920)	$12,650,260

401(k) contributions paid in common stock	912	9	53,476	-	53,485
Stock issued to nonemployees for service	5,425	54	380,816	-	380,870
Proceeds from the sale of common stock	129,167	1,292	7,748,708	-	7,750,000
Equity based compensation – employees	-	-	1,432,540	-	1,432,540
Share issuance costs	-	-	(717,621)	-	(717,621)
Net loss	-	-	-	(7,244,891)	(7,244,891)
BALANCE, MARCH 31, 2024	1,803,235	$18,032	$515,332,422	$(501,045,811)	$14,304,643

401(k) contributions paid in common stock	1,524	15	60,562	-	60,577
Stock issued to nonemployees for service	2,348	23	155,632	-	155,655
Purchase of stock by officers and directors	1,933	19	80,601	-	80,620
Equity based compensation – employees	-	-	728,120	-	728,120
Net loss	-	-	-	(6,856,558)	(6,856,558)
BALANCE, JUNE 30, 2024	1,809,040	$18,089	$516,357,337	$(507,902,369)	$8,473,057

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,310,155)	$(20,810,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,924,303	2,977,603
Non-cash lease expense	(2,970)	5,008
Share-based payments for services	587,285	778,571
Equity based compensation	1,470,491	3,544,569
Common stock contributed to 401(k) plan	164,510	162,969
Shares issued for settlement of clinical development costs	350,885	-
Loss on patent impairment	13,312	-
(Increase)/decrease in assets:
Prepaid expenses	(13,874)	(15,708)
Supplies used for R&D and manufacturing	622,831	(304,097)
Deposits	(4,000)	(46,884)
Increase/(decrease) in liabilities:
Accounts payable	2,444	(592,370)
Accrued expenses	(60,490)	167,568
Due to employees	806,214	139,243

Net cash used in operating activities	(12,449,214)	(13,994,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,954)	(75,122)
Expenditures for patent costs	-	(13,211)

Net cash used in investing activities	(32,954)	(88,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	12,560,300	12,730,000
Payments of stock issuance costs	(1,531,832)	(1,173,577)
Proceeds from the purchase of stock by officers and directors	-	80,620
Proceeds from notes payable	350,000	-
Payments of notes payable	(350,000)	-
Payments on obligations under finance leases	(1,491,617)	(1,315,291)

Net cash provided by financing activities	9,536,851	10,321,752

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,945,317)	(3,761,083)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,738,173	4,145,735

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,792,856	$384,652

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2025	2024
Finance lease obligation included in accounts payable	$838	$1,296
Assets purchased under finance leases	$-	$20,797
Obligations paid with issuance of common stock	$583,447	$738,832
Accrued consulting services to be paid with common stock	$-	$110,000
Financing costs included in current liabilities	$168,740	$91,975
Property and equipment purchases included in current liabilities	$-	$2,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$592,644	$706,517

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2025 and 2024 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of June 30, 2025 and the results of its operations for the nine months then ended. The condensed balance sheet as of September 30, 2024 is derived from the September 30, 2024 audited financial statements.

Due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to discussion in Note B.

On May 19, 2025, the Company’s shareholders approved a reverse split of the Company’s common stock which became effective on the NYSE American on May 20, 2025. On that date, every thirty issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share. As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock decreased from 94,037,256 (pre-split) shares to 3,135,021 (post-split) shares. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all prior periods will increase by a factor of thirty. The reverse stock split affected all stockholders of the Company’s common stock uniformly and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s stock remained unchanged at $0.01 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

As the par value per share of the Company’s common stock remained unchanged at $0.01 per share, a total of $909,021 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s incentive and non-qualified stock option plans, as well as the shares of common stock underlying outstanding stock options and warrants, were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. The incremental borrowing rate reflects the rate of interest that the Company would pay on the lease commencement date to borrow an amount equal to the lease payments on a collateralized basis over a similar term in similar economic environments. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. Operating and finance lease agreements which require payments for lease and non-lease components are accounted for as a single lease component.  Variable lease payments that cannot be determined at the commencement of the lease are not included in the calculation of right-of-use assets or lease liabilities and are expensed as incurred.

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

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. For options issued with service conditions only, the Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant with the term equal to the expected life of the option. Forfeitures are accounted for when they occur.  The expected term of options represents the period that options granted are expected to be outstanding and have been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing account balances were fully insured up to $250,000 at June 30, 2025 and September 30, 2024.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of June 30, 2025 and September 30, 2024.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  The Company’s money market funds included in cash equivalents are valued using Level 1 inputs and measured at fair value on a recurring basis. The cost of the Company’s money market funds approximated their fair value at $1,000 and $3,480,000 as of June 30, 2025 and September 30, 2024, respectively.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In May 2025, the Company sold 2,000,000 shares of common stock at a public offering price of $2.50 per share and received proceeds of approximately $4.5 million, net of issuance costs of approximately $0.5 million.

In March 2025, the Company sold 133,750 shares of common stock at an offering price of $4.80 per share and pre-funded warrants to purchase up to 399,584 shares of common stock, at an offering price of $4.797 per pre-funded warrant, for proceeds of approximately $2.1 million, net of issuance costs of approximately $0.5 million. As of June 30, 2025, all of the pre-funded warrants in connection with the March 2025 offering have been exercised.

In December 2024, the Company sold 251,750 shares of common stock at an offering price of $9.30 per share and pre-funded warrants to purchase up to 285,917 shares of common stock, at an offering price of $9.297 per pre-funded warrant, for proceeds of approximately $4.4 million, net of issuance costs of approximately $0.6 million. As of June 30, 2025, 285,917 of the pre-funded warrants in connection with the December 2024 offering have been exercised.

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

In February 2024, the Company sold 129,167 shares of common stock at a public offering price of $60.00 per share and received proceeds of approximately $7.0 million, net of issuance costs of approximately $0.7 million.

In November 2023, the Company sold 83,000 shares of common stock at a public offering price of $60.00 per share and received proceeds of approximately $4.5 million, net of issuance costs of approximately $0.5 million.

Other Equity Transactions

In October 2024, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited (“Ergomed”) pursuant to which the Company issued 33,334 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company determined the issuance of shares to a non-employee for services rendered or to be rendered is within the scope of ASC 718. In accordance with ASC 718, the shares were not issued and outstanding for accounting purposes as they are unvested and forfeitable. The shares will be recognized on the settlement date and measured at fair value when the shares are settled for services rendered by Ergomed. The Company incurred share issuance costs of approximately $61,000 to issue the shares from this agreement which were immediately expensed. During the nine months ended June 30, 2025, 33,334 shares were sold by Ergomed and the proceeds used to settle $350,885 in outstanding payables for services provided to the Company. As of June 30, 2025, Ergomed held did not hold any shares of CEL-SCI’s common stock.

Equity Compensation

Underlying share information for equity compensation plans as of June 30, 2025 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	4,613
Non-Qualified Stock Option Plans	709,573
Stock Bonus Plans	59,460
Stock Compensation Plans	21,134
Incentive Stock Bonus Plan	21,334

Stock Option Activity:

	Nine Months Ended June 30,
	2025	2024
Options granted	1,136	65,584
Options exercised	-	-
Options forfeited	11,957	9,767
Options expired	906	903

	Three Months Ended June 30,
	2025	2024
Options granted	1,017	65,484
Options exercised	-	-
Options forfeited	11,033	8,000
Options expired	905	2

On March 1, 2024, the Company accelerated the vesting of 7,811 stock options issued to directors to vest on April 19, 2024. The Company concluded that the change in vesting of the options should be treated as a modification in accordance with ASC 718. As such, the Company revalued the options as of March 1, 2024 (the modification date) and subtracted any compensation cost already recognized prior to the modification date.  This resulted in remaining compensation cost of approximately $260,000 that will be amortized on a straight-line basis over the remaining service period. The remaining compensation cost of approximately $101,000 as of March 31, 2024 was expensed during the three months ended June 30, 2024.

Share-Based Compensation Expense:

	Nine Months Ended June 30,
	2025	2024
Employees	$1,470,491	$3,544,569
Non-employees	$587,285	$600,841

	Three Months Ended June 30,
	2025	2024
Employees	$73,442	$728,120
Non-employees	$80,525	$230,678

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at June 30, 2025:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	2,845	$90.00	8/18/2026
Series UU	6/11/2018	3,120	$84.00	6/30/2026
Series X	1/13/2016	4,000	$277.50	7/13/2026
Series Y	2/15/2016	867	$360.00	8/15/2026
Series MM	6/22/2017	11,115	$55.80	6/22/2026
Series NN	7/24/2017	6,670	$75.60	7/24/2026
Series RR	10/30/2017	7,801	$49.50	10/30/2026
Consultant Options	7/28/2017 – 11/19/2024	20,333	$21.00 - $65.40	7/27/2027 - 11/1/2034

1. Equity Warrants

Changes in Equity Warrants

During the nine months ended June 30, 2025, 399,583 and 285,917 pre-funded warrants at an offering price of $4.80 and $9.30, respectively, were issued. No pre-funded warrants or warrants recorded as equity were issued during the nine months ended June 30, 2024.

During the nine months ended June 30, 2025, 733,834 pre-funded warrants were exercised. No pre-funded warrants or warrants recorded as equity were exercised during the nine months ended June 30, 2024.

No warrants recorded as equity expired or were extended during the nine months ended June 30, 2025 and 2024.

2. Options and Shares Issued to Consultants

During the nine months ended June 30, 2025 and 2024, the Company issued 6,821 and 10,726 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $26.13 and $55.29 during the nine months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company issued 0 and 2,348 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $39.86 during the three months ended June 30, 2024.

During the nine months ended June 30, 2025, 16,667 options with an exercise price of $21.00 were issued to a consultant.  The options vest immediately and will expire on November 1, 2034.  No options were issued to a consultant during the nine months ended June 30, 2024.

During the nine months ended June 30, 2025 and 2024, the Company recorded total expense of approximately $587,000 and $601,000, respectively, relating to the share-based compensation under various consulting agreements. During the three months ended June 30, 2025 and 2024, the Company recorded total expense of approximately $81,000 and $231,000, respectively, relating to the share-based compensation under various consulting agreements. On June 30, 2025 and September 30, 2024, consulting fees of approximately $48,000 and $52,000, respectively, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

There were no related party transactions during the nine months ended June 30, 2025. During the nine months ended June 30, 2024, certain officers and directors purchased 1,933 shares of restricted common stock at an aggregate fair market value of approximately $80,620.

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

E. NOTES PAYABLE

As of May 8, 2025, the Company entered into a promissory note agreement for a principal amount of $350,000 (the “Note Payable”). The Note Payable bears interest at a fixed rate of 10% per annum. As of June 30, 2025, the Note Payable was repaid in full.

F. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024 the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.7 million as of June 30, 2025.

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

As of June 30, 2025 and September 30, 2024, respectively, the net book value of the finance lease right-of-use asset is approximately $6.0 million and $7.4 million and the balance of the finance lease liability is approximately $8.5 million and $10.0 million, of which approximately $2.2 million and $2.0 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. During the nine months ended June 30, 2025 and 2024, the finance right-of-use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $1.4 million in both periods, which is included in research and development expense on the accompanying condensed statements of operations. Total cash paid related to finance leases during the nine months ended June 30, 2025 and 2024, was approximately $2.1 million and $2.0 million, respectively, of which approximately $0.6 million and $0.7 million was for interest, respectively. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying condensed statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of June 30, 2025, the weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average remaining lease term is 3.34 years. During the nine months ended June 30, 2025 and 2024, total finance lease costs were approximately $1.9 million and $2.1 million, respectively, consisting of approximately $1.4 million of lease asset amortization for both periods and approximately $0.6 million and $0.7 million of interest on the finance lease liabilities, respectively. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right-of-use assets or lease liabilities but rather are expensed as incurred. During the nine months ended June 30, 2025, there were approximately $0.7 million of variable finance lease costs, which are included in research and development expense on the accompanying condensed statements of operations.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of June 30, 2025 are as follows:

Three months ending September 30, 2025	$688,000
Year ending September 30,
2026	2,838,000
2027	2,929,000
2028	3,021,000
2029	255,000
2030	-
Total future minimum lease obligation	9,731,000
Less imputed interest on finance lease obligations	(1,253,000)
Net present value of financing lease obligations	8,478,000
Less net present value of financing lease obligations – current portion	(2,206,000)
Net present value of financing lease obligations – non-current portion	$6,272,000

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory will expire on February 29, 2032. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases.

As of June 30, 2025 and September 30, 2024, respectively, the net book value of the operating lease right-of-use asset is approximately $1.3 million and $1.5 million and the balance of the operating lease liability is approximately $1.5 million and $1.7 million, of which approximately $0.2 million is current in both periods. During the nine months ended June 30, 2025 and 2024, the Company incurred lease expense under operating leases of approximately $0.1 million in both periods, respectively, which is included in general and administrative expense on the accompanying condensed statements of operations. Total cash paid related to operating leases during the nine months ended June 30, 2025 and 2024 was approximately $0.3 million for both periods. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying condensed statements of cash flows. The weighted average discount rate of the Company’s operating leases is 8.95% and the weighted average the remaining lease term is 6.49 years.

As of June 30, 2025, approximate future minimum lease payments on operating leases are as follows:

Three months ending September 30, 2025	$93,000
Year ending September 30,
2026	287,000
2027	277,000
2028	285,000
2029	294,000
2030	303,000
Thereafter	443,000
Total future minimum lease obligation	1,982,000
Less imputed interest on operating lease obligation	(496,000)
Net present value of operating lease obligations	1,486,000
Less net present value of operating lease obligations – current portion	(188,000)
Net present value of operating lease obligations – non-current portion	$1,298,000

G. PATENTS

During the nine months ended June 30, 2025, the Company abandoned four patents which resulted in an impairment of $13,312 on patent costs. During the three months ended June 30, 2025, the Company abandoned one patent which resulted in an impairment of $3,770 on patent costs. During the nine and three months ended June 30, 2024, there was no impairment of patent costs. The weighted average amortization period for patents is approximately 7 years. For the nine months ended June 30, 2025 and 2024, amortization of patent costs totaled approximately $22,000 and $25,000, respectively. For the three months ended June 30, 2025 and 2024, amortization of patent costs totaled approximately $7,000 for both periods. The total estimated future amortization is as follows:

Three months ending September 30, 2025	$6,000
Year ending September 30,
2026	22,000
2027	22,000
2028	18,000
2029	16,000
2030	14,000
Thereafter	33,000
Total	$131,000

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Nine Months		Three Months
	Ended June 30,		Ended June 30,
	2025	2024	2025	2024
Loss per share – basic and diluted
Net loss available to common – basic and diluted	$(19,310,155)	$(21,470,429)	$(5,664,704)	$(7,516,014)
Weighted average shares outstanding – basic and diluted	3,046,400	1,715,982	4,150,702	1,799,813
Basic and diluted loss per common share	$(6.34)	$(12.51)	$(1.36)	$(4.18)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2025	2024
Options and Warrants	583,312	583,249
Unvested Restricted Stock	4,809	4,909
Total	588,121	588,158

I. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, we will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to our financial statements as a result of the OBBBA. The Company is currently evaluating the impact of the OBBBA on the Company’s financial statements.

On July 14, 2025, the Company sold 1,500,000 shares of common stock at an offering price of $3.82 per share, priced at-the-market under NYSE American rules, for gross proceeds of approximately $5.7 million.

On July 25, 2025, the CEO and a director purchased 32,116 shares of restricted common stock at an aggregate fair market value of approximately $219,995.

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

Keytruda was approved by FDA in June 2025 as a perioperative (before and after surgery) treatment for resectable locally advanced head and neck cancer patients whose tumors express PD-L1 at a positive level. In Merck’s Phase 3 KEYNOTE-689 trial, Keytruda reduced the risk of recurrence and progression by 30%, compared with standard of care, in patients whose tumors expressed PD-L1 (CPS ≥1). The study did not show an improvement in overall survival. Patients with low to zero levels of PD-L1 did not benefit from Keytruda.

In contrast to the results of the KEYNOTE-689, CEL-SCI’s Phase 3 study showed that Multikine treated patients whose tumors expressed low (Tumor Proportion Score [TPS <10]) to zero PD-L1, had their risk of death reduced by 66% (hazard ratio 0.34, 95% CI [0.18, 0.65], p=0.0012) and extended the 5-year overall survival to 73% compared to 45% in the standard of care, log rank p=0.0015. About 70% of the patients in CEL-SCI’s Phase 3 study had low to zero levels of PD-L1.

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

In March 2025, CEL-SCI published a comprehensive presentation of results from the Phase 3 trial in the peer reviewed journal Pathology and Oncology Research (POR). The article is titled “Neoadjuvant Leukocyte Interleukin Injection Immunotherapy Improves Overall Survival in Low-risk Locally Advanced Head and Neck Squamous Cell Carcinoma -The IT-MATTERS Study”.  CEL-SCI also published its data as abstracts and posters at the annual conferences for the 2022 American Society of Clinical Oncology (ASCO), 2022 and 2023 European Society for Medical Oncology (ESMO), the 2023 European Head and Neck Society’s (EHNS’s) annual European Conference on Head and Neck Oncology (ECHNO), the 2023 European Society for Therapeutic Radiology and Oncology (ESTRO) and the 2023 American Head and Neck Society (AHNS).These publications can be accessed at http://www.cel-sci.com.

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

CEL-SCI’s physician consultants have informed CEL-SCI that the early separation of these two survival curves (e.g., at 12 months) adds validation to the potential positive effects of Multikine.

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

•	Addressing an unmet medical need: Multikine focuses on the 70% of patients (based on our 928 patient Phase 3 study) not well served by Keytruda.

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

During the nine months ended June 30, 2025, the Company’s cash decreased by approximately $2.9 million. Significant components of this decrease included net proceeds from the December 2024, March 2025 and June 2025 financings of $11.0 million offset by cash used to fund the Company’s regular operations of approximately $12.5 million and approximately $1.5 million in payments on the Company’s finance lease obligations.

During the nine months ended June 30, 2024, the Company’s cash decreased by approximately $3.8 million.  The significant component of this decrease included cash used to fund the Company’s regular operations of approximately $14.0 million and approximately $1.3 million in payments on their finance lease obligations offset by net proceeds from the November 2023 and February 2024 financing of $11.6 million.

During the nine months ended June 30, 2025, all remaining 733,834 pre-funded warrants were exercised. No warrants were exercised during the nine months ended June 30, 2024.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $18.8 million for the nine months ended June 30, 2025. This net operating loss consists of significant non-cash expenses including approximately $2.1 million in share-based compensation to employees and non-employees, and approximately $2.9 million in depreciation and amortization expense. The Company incurred a net operating loss of approximately $20.2 million for the nine months ended June 30, 2024. This net operating loss consists of significant non-cash expenses including approximately $4.1 million in share-based compensation to employees and non-employees, and approximately $3.0 million in depreciation and amortization expense.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of our products, and include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
•	expenses incurred under agreements with Clinical Research Organizations, or CROs, and consultants that conduct and provide supplies for our clinical studies and clinical trials;
•	costs associated with clinical activities and development activities; and
•	costs related to compliance with regulatory requirements.

The following table summarizes our research and development expenses for the nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30,
(in thousands)	2025	2024
Clinical trial expense	$554	$547
Supplies & materials	1,766	1,225
Personnel-related expenses	4,558	4,534
Stock-based compensation	567	2,488
Depreciation and amortization expense	2,894	2,702
Other expenses	1,845	2,188
Total research and development expenses	$12,184	$13,684

During the nine months ended June 30, 2025, research and development expenses decreased by approximately $1.5 million, or 11%, compared to the nine months ended June 30, 2024. The major components of the decrease in research and development expenses over the prior period include an approximate $1.9 million of employee stock compensation expense due to the options issued in the prior period having a higher fair value because of the Company’s stock price, and an approximate $0.3 million of other research and development expenses,  offset by an increase of $0.5 million in costs incurred for supplies and materials related to the manufacturing of a clinical lot and an increase of $0.2 million in depreciation and amortization.

During the three months ended June 30, 2025, research and development expenses decreased by approximately $1.0 million, or 21%, compared to the three months ended June 30, 2024. The major components of the decrease in research and development expenses over the prior period include an approximate $0.9 million of employee stock compensation expense due to the forfeiture of milestone options, and an approximate $0.1 million decrease in expenses related to the Phase 3 clinical study.

General and Administrative Expenses

During the nine months ended June 30, 2025, general and administrative expenses remained constant at $6.6 million compared to the nine months ended June 30, 2024. The major components of general and administrative expenses include an approximate $0.2 million decrease of employee stock compensation expense due to the options issued in the prior period having a higher fair value because of the Company’s stock price, an approximate $0.3 million decrease in depreciation and amortization, and an approximate decrease of $0.1 million in consulting expenses due to larger costs incurred in the prior period for the preparation of the confirmatory study, offset by an approximate $0.2 million increase in legal and accounting fees due to out of scope work and an approximate $0.4 million increase in public relations costs.

During the three months ended June 30, 2025, general and administrative expenses decreased by approximately $0.2 million, or 11%, compared to the three months ended June 30, 2024. The major components of the decrease in general and administrative expenses include an approximate $0.4 million over the prior period in public relation expenses primarily due to increased public relations hirings in the prior year, offset by an approximate $0.2 million increase of employee stock compensation expense due to options forfeited by board members in the prior period.

Interest Expense, Net

During the nine months ended June 30, 2025, net interest expense decreased by approximately $0.1 million or 9% compared to the nine months ended June 30, 2024 which is primarily due to less interest paid on leases as higher principal balances have been paid over the last nine months. During the three months ended June 30, 2025 and 2024, net interest expense remained constant at approximately $0.2 million, which is primarily due to the interest paid on the Company’s lease liabilities.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
MULTIKINE	$12,686,548	$13,615,922	$4,282,979	$4,681,127
LEAPS	(502,272)	68,282	(543,031)	22,033
TOTAL	$12,184,276	$13,684,204	$3,739,948	$4,703,160

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Operations Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2025. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial and Operations Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2025, the Company issued 6,821 restricted shares of common stock to consultants for investor relations services.

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

Item 5.  Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2025.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 14, 2025	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer

/s/ Patricia Prichep
Patricia Prichep
Principal Financial Officer

