Form 10-K
period 2025-09-30
CEL SCI CORP
filed 2025-12-29
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889

CEL-SCI CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0916344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8229 Boone Blvd., Suite 802Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (703) 506-9460

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CVM	NYSE American

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2025, as quoted on the NYSE American, was $19,001,215.

As of December 19, 2025, the Registrant had 8,408,746 issued and outstanding shares of common stock.

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

PART I

ITEM 1.  BUSINESS

CEL-SCI’s PRODUCT CANDIDATES

CEL-SCI Corporation is a late clinical-stage biotechnology company dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies with an emphasis on Multikine:

1)	Multikine, an investigational Phase 3 immunotherapy under development for the potential treatment of certain head and neck cancers; and

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

Multikine has been tested in approximately 740 patients in Phase 1, 2 and 3 clinical studies conducted in the U.S., Canada, Europe, Israel and Asia. In these studies, it has been administered in multiple doses by various routes and various frequencies to determine its safety and efficacy. The data from these studies allowed CEL-SCI to determine the patient population most responsive to Multikine and most likely to benefit from it. The target population is newly diagnosed advanced primary head and neck cancer patients with no lymph node involvement (determined via PET imaging), and with low PD-L1 tumor expression (determined via biopsy), two features that physicians routinely assess at baseline as part of standard practice.

CEL-SCI completed a bias analysis for the target population in the Phase III study in preparation for submission of data to regulatory agencies, including the FDA, for a confirmatory registration study.  The detailed data on parameters including patient age, sex, race, tumor locations, and staging demonstrate balance between the treatment and control arms.  Therefore, no bias was found, which supports confidence in Multikine’s efficacy results.

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

PD-L1 is a protein receptor on the tumor surface that helps the tumor repel cells of the immune system. CEL-SCI believes that patients with tumors having low PD-L1 would be more likely to respond to Multikine because their tumors have lower defenses against the patient’s immune system. CEL-SCI estimates that patients with tumors having low PD-L1 represent about 70% of locally advanced primary patients with squamous cell carcinoma of the head and neck, or SCCHN (hereafter also referred to as advanced primary head and neck cancer).

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

Keytruda was approved by FDA in June 2025 as a perioperative (before and after surgery) treatment for resectable locally advanced head and neck cancer patients whose tumors express PD-L1 at a positive level. In Merck’s Phase III KEYNOTE-689 trial, Keytruda reduced the risk of recurrence and progression by 30%, compared with standard of care, in patients whose tumors expressed PD-L1 (CPS ≥1). The study did not show an improvement in overall survival. Patients with low to zero levels of PD-L1 did not benefit from Keytruda.

In contrast to the results of the KEYNOTE-689, CEL-SCI’s Phase III study showed that Multikine treated patients whose tumors expressed low (Tumor Proportion Score [TPS <10]) to zero PD-L1, had their risk of death reduced by 66% (hazard ratio 0.34, 95% CI [0.18, 0.65], p=0.0012) and extended the 5-year overall survival to 73% compared to 45% in the standard of care, log rank p=0.0015. About 70% of the patients in CEL-SCI’s Phase 3 study had low to zero levels of PD-L1.

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

CEL-SCI published its data as abstracts and posters at the annual conferences for the 2022 American Society of Clinical Oncology (ASCO), 2022 and 2023 European Society for Medical Oncology (ESMO), the 2023 European Head and Neck Society’s (EHNS’s) annual European Conference on Head and Neck Oncology (ECHNO), the 2023 European Society for Therapeutic Radiology and Oncology (ESTRO), the 2023 American Head and Neck Society (AHNS), 2024 ESMO Congress and in the peer reviewed journal Pathology Oncology Research (POR) 2025.

In March 2025, CEL-SCI published a comprehensive presentation of results from the Phase 3 trial in the peer reviewed journal Pathology and Oncology Research (POR). The article is titled “Neoadjuvant Leukocyte Interleukin Injection Immunotherapy Improves Overall Survival in Low-risk Locally Advanced Head and Neck Squamous Cell Carcinoma -The IT-MATTERS Study” and included new data on quality of life, in addition to improved overall survival (OS) in the Multikine-treated low-risk with a 46.5 months median OS advantage over low-risk control (treated with standard of care only, SOC).

•	Quality of life improvements included reduction in or cessation of pain in the head and neck area, improvement or complete restoration in ability to eat, drink, and swallow, ability for selfcare including walking and using the toilet, and improved emotional wellbeing.
•	Complete responders to Multikine treatment reported a 100% (wherein all respondents scored the highest possible improvement from baseline) on 60% (39/65) quality of life measures.
•	89.4% of partial responders to Multikine reported improved quality of life measures.

These Quality of Life (QoL) improvements were self-reported by study participants and were sustained throughout the 3-years follow-up post SOC administration in which data on quality of life was systematically measured by EORTC validated QoL instruments specifically designed to measure QoL in Head and Neck Cancer patients.

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

A “pre-surgical response” is a significant change in disease before surgery. CEL-SCI saw two kinds of responses in the Phase III trial. First, there were “reductions” in the size of the tumor—a reduction of 30% or more qualified as a “pre-surgical reduction,” or “PSR” for short. Second, there were disease “downstages,” (e.g., the disease improved from Stage IV to Stage III) pre-surgery. CEL-SCI calls this a “pre-surgical downstaging” or “PSD” for short. CEL-SCI’s 2022 ESMO cancer conference presentation reported on PSR, and CEL-SCI’s new 2023 ESMO presentation reported on PSD and POR 2025.

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

CEL-SCI completed a bias analysis for the target population in the Phase III study in preparation for submission of data to regulatory agencies including the FDA for a confirmatory registration study. The detailed data on parameters including patient age, sex, race, tumor locations, and staging demonstrate balance between the treatment and control arms. Therefore, no bias was found, which supports confidence in Multikine’s efficacy results.

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

CEL-SCI applied to the FDA for a 212-patient randomized controlled confirmatory registration study focusing only on those patients in the target population, which accounts for approximately 100,000 patients worldwide per year. CEL-SCI is moving forward with a Phase III confirmatory registration study of Multikine in the target population.

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

IN CONCLUSION

•	Strong survival data: Multikine-treated patients in the target population had a 73% 5-year survival vs a 45% 5-year survival in the control group who did not receive Multikine in the Phase III study. In addition, no safety signals or toxicities versus standard of care. The Hazard ratio is 0.35 with an upper limit (95% Confidence interval) of 0.66.

•	Addressing an unmet medical need: Multikine focuses on the 70% of patients (based on our 928 patient Phase III study) not well served by Keytruda or by other immune checkpoint inhibitors, at present.

•	Multikine’s Target Population: The confirmatory registration study will focus on newly diagnosed locally advanced primary head and neck cancer patients with no lymph node involvement (determined via PET scan) and with low PD-L1 tumor expression (determined via biopsy).

•	FDA pathway: CEL-SCI’s goal is to begin the 212-patient confirmatory registration study as soon as the needed capital has been raised, with full enrollment about 15 months later with the potential to seek early approval after full enrollment.

CORPORATE HISTORY

CEL-SCI was formed as a Colorado corporation in 1983. CEL-SCI’s principal office is located at 8229 Boone Boulevard, Suite 802, Vienna, VA 22182. CEL-SCI’s telephone number is 703-506-9460 and its website is www.cel-sci.com. CEL-SCI does not incorporate the information on its website into this report, and you should not consider it part of this report.

Effective May 20, 2025, CEL-SCI completed a 1-for-30 reverse stock split of the outstanding common stock. The reverse stock split did not reduce the number of authorized shares of the common stock or preferred stock. All share and per share amounts have been adjusted to give effect to the reverse stock split.

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

Multikine is designed to be utilized in a different way than cancer immunotherapy is generally being administered. Generally, cancer immunotherapy is given to patients who have already failed other treatments such as surgery, radiation and/or chemotherapy and most of the time it is administered systemically. Multikine on the other hand is administered locally to treat tumors and their microenvironment before any other therapy has been given to the patients because it is believed that this is the time when the immune system would be strongest and most amenable to activation against the tumor. For example, in the Phase III clinical trial, Multikine was injected locally around the tumor and near the adjacent draining lymph nodes for three weeks, five days a week as a first treatment before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system recognize and kill the tumor micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that the local administration of Multikine before weakening of the immune system by surgery and radiation (+/- chemotherapy) will result in better anti-tumor response than if Multikine were administered after surgery and radiation. In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for lesser or no appreciable toxicity.

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

CEL-SCI published new data from its Phase 3 study of Multikine in newly diagnosed, treatment naïve, resectable, locally advanced head and neck cancer patients in the highly regarded peer reviewed journal Pathology and Oncology Research (POR). The article titled “Neoadjuvant Leukocyte Interleukin Injection Immunotherapy Improves Overall Survival in Low-risk Locally Advanced Head and Neck Squamous Cell Carcinoma -The IT-MATTERS Study” included a comprehensive presentation of results from CEL-SCI’s Phase 3 trial, the largest study ever conducted for newly diagnosed, treatment naïve, resectable locally advanced head and neck cancer. In addition to improved overall survival (OS) in the Multikine-treated low-risk with a 46.5 months median OS advantage over low-risk control (treated with standard of care only, SOC), the new, previously unpublished findings included the following patient quality of life data:

•	Quality of life (QoL) was assessed and validated through use of two instruments, EORTC QLQ-C30 and EORTC QLQ-H&N 35 across all clinical sites.
•	QoL improvements in Multikine treated patients included reduction in or cessation of pain in the head and neck area, improvement or complete restoration in ability to eat, drink, and swallow, ability for selfcare including walking and using the toilet, and improved emotional wellbeing.
•	95.1% of complete responders to Multikine reported improved QoL.
•	Complete responders to Multikine treatment reported a 100% (wherein all respondents scored the highest possible improvement from baseline) on 60% (39/65) quality of life measures.
89.4% of partial responders to Multikine reported improved quality of life measures.
•	These Quality of Life (QoL) improvements were self-reported by study participants and were sustained throughout the 3-years follow-up post SOC administration in which data on quality of life was systematically measured by EORTC validated QoL instruments specifically designed to measure QoL in Head and Neck Cancer patients.

In October 2023, CEL-SCI presented a poster at the European Society for Medical Oncology (EMSO) annual Congress that reported three major new advancements supporting Multikine’s approvability:

•	First, Multikine is most effective in patients having tumors with low PD-L1 expression, consisting of about 70% of the study population. (It should be noted that immune checkpoint inhibitors like Keytruda and Opdivo appear to work best in patients with tumors having high PD-L1 expression).
•	Second, the Multikine target population can now be readily identified upon diagnosis, prior to surgery, using tests that physicians routinely use in cancer screenings.
•	Third, Multikine patients in the target population saw a significant increase in 5-year overall survival, from 45% for control patients who did not receive Multikine to 73% for Multikine-treated patients.
•	Multikine treated subjects demonstrated a significant (p=0.002) shift in AJCC downstage from baseline to surgery in the LI+CIZ+SOC vs SOC.

Link to poster: https://cel-sci.com/wp-content/uploads/2023/10/ESMO-2023-Poster_893P_FINAL.pdf

Previously, CEL-SCI published an abstract and presented a poster related to its pivotal Phase III Multikine head and neck cancer clinical trial at the American Society of Clinical Oncology (ASCO) in June 2022. The abstract titles and corresponding link is as follows:

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

Ultimately, the decision as to whether Multikine is safe and effective can only be made by the FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed in the Risk Factors section of this report, the completed Phase III clinical study for CEL-SCI’s investigational drug cannot be used as the pivotal study supporting a marketing application in the United States, and therefore a confirmatory study is needed to be conducted to support a marketing application in the United States.  The cost of the confirmatory registration study is estimated to be approximately $30 million.

Development Agreements for Multikine

In July 2025, CEL-SCI signed a Memorandum of Understanding (MOU) with Dallah Pharma (Dallah), a subsidiary of Dallah Healthcare Company (Saudi Stock Exchange Tadawul, Symbol: 4004), for the commercialization of Multikine in Saudi Arabia.  A Breakthrough Medicine Designation application for Multikine was filed by Dallah with the Saudi Food and Drug Authority (SFDA).  The approval of the breakthrough application for Multikine would authorize patient access and reimbursement/sale of Multikine in Saudi Arabia.  CEL-SCI is developing a commercialization and regulatory partnership agreement with Dallah for Multikine in the treatment of head and neck cancer in the Kingdom of Saudi Arabia.

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

The development of LEAPS is in a preliminary stage and CEL-SCI is currently focused on having Multikine approved for sale.  There can be no assurance that the LEAPS technology will be successful in treating any disease.  CEL-SCI’s primary focus at present is seeking the approval of Multikine for the treatment of head and neck cancer.

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

As part of the follow-up to the grant funded work, CEL-SCI published a review comparing CEL-4000 and the new LEAPS peptide CEL-5000 to both the Janus kinase (JAK) inhibitors and disease modifying anti-rheumatic drugs (DMARDs) in use for Rheumatoid Arthritis (RA) and autoimmune arthritis.  The article reviewed the mechanism of action and targets with pictorial graphics in the journal Biomedicines and can be found online at https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8772713/.

In May 2019, CEL-SCI announced that a newly discovered LEAPS conjugate acts alone and can complement CEL-4000 therapeutically when administered in combination to an animal model of RA.  This new LEAPS conjugate appears to act on T cell pathways by a new mechanism that is different from the pathways used by the CEL-4000 vaccine. The data was presented at the American Association of Immunologists 103rd Annual Meeting (Immunology 2019) by Daniel Zimmerman, Ph.D., CEL-SCI’s Senior Vice President of Research, Cellular Immunology.  The work was performed in conjunction with researchers at Rush University Medical Center, Chicago, Illinois and was funded by the SBIR Phase 2 Grant.

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

Composition-of-matter patents for Multikine have been issued in Japan (issued in November 2012 and expired in 2025) and three in Europe (issued in September 2015, May 2016 and October 2017, two of which expired in 2025 and one set to expire in May 2026).  The most recent patent issued in October 2017, patent # EP 1 879 618 B1, titled “A Method for Modulating HLA Class II Tumor Cell Surface Expression With A Cytokine Mixture,” addresses Multikine’s mechanism of action to make tumors more visible to the immune system.  This new patent is important because, along with the other Multikine issued patents, it addresses how Multikine enables the immune system to recognize and attack the tumor. One way tumor cells evade the immune system is by expressing human leukocyte antigens (HLA) on the tumor cell surface, thus appearing as ‘self’ to the immune cells and therefore the tumor cells are not attacked.  It is important to note that the tumors of the Multikine-treated best responders in CEL-SCI’s prior Phase II studies had no HLA Class II expressed on the cell surface following Multikine treatment as compared to controls. This points to Multikine’s ability to modulate HLA expression on the tumor cell surface, thereby allowing the immune system to recognize and attack the tumor.

In addition to the patents that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as a trade secret. CEL-SCI considers this to be its best protection from competitors.

LEAPS is protected by patents in the United States issued between January 2019 and June 2021. The LEAPS patents, which expire between 2027 and 2031, include overlapping claims, with composition of both matter (new chemical entity), process and methods-of-use, to maximize and extend the coverage in their current format. One issued U.S. application is a joint application with Northeast Ohio Medical University (“Neoucom”) and CEL-SCI will share the ability to use the patent, unless CEL-SCI licenses the rights to the patent from Neoucom. In October 2017 and October 2020, patents were issued in Europe for LEAPS, which expire in 2029 and 2034, respectively.

As of the date of this annual report, there were no contested proceedings and/or third-party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase III clinical trial, for reasons related to regulatory considerations, CEL-SCI built a dedicated manufacturing facility to produce its investigational biological product candidate Multikine. This facility produced multiple clinical lots for the Phase III clinical trial and has also passed quality systems review by a European Union Qualified Person on several occasions. CEL-SCI expanded the manufacturing facility so CEL-SCI will be able to meet the expected demand for Multikine, if approval to sell the drug is granted. This expansion was completed at the end of 2021. In February 2024, CEL-SCI announced that the commissioning of the manufacturing facility had been completed, a significant milestone toward a planned Biologics License Application (BLA) with several regulatory agencies for approval of Multikine in the treatment of head and neck cancer. Since the completion of commissioning of the manufacturing facility, CEL-SCI undertook qualification of the manufacturing environment and validation of the manufacturing process in the updated manufacturing facility. CEL-SCI completed its first clinical lot in time for the initiation of the confirmatory study.

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

Biologics carry unique risks and uncertainties, which could have a negative impact on CEL-SCI’s future operations.

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

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. Since the date of its formation and through September 30, 2025, CEL-SCI incurred net losses of approximately $539 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine for which Phase III data has been announced and presented at ASCO 2022, ESMO 2022, ECHNO 2023, ESTRO 2023, ESMO 2023, IDDST 2024 and ESMO 2024. In March 2025, CEL-SCI also published a comprehensive presentation of results from the Phase 3 trial in the peer reviewed journal Pathology and Oncology Research (POR). The article is titled “Neoadjuvant Leukocyte Interleukin Injection Immunotherapy Improves Overall Survival in Low-risk Locally Advanced Head and Neck Squamous Cell Carcinoma -The IT-MATTERS Study”. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. Multikine is the only product candidate in late-stage clinical development and CEL-SCI’s business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

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

As of September 30, 2025, CEL-SCI had cash and cash equivalents of approximately $11.0 million. CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

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

This lack of experience may impede its ability to obtain timely approvals from regulatory agencies, if at all. CEL-SCI will not be able to commercialize Multikine and its other product candidates until CEL-SCI has obtained regulatory approval. In addition, regulatory authorities may also limit the types of patients to which CEL-SCI or its third-party partners may market Multikine (if approved) or the other product candidates. Any failure to obtain or any delay in obtaining required regulatory approvals may adversely affect CEL-SCI’s or its third-party partners’ ability to successfully market the product candidates even if they are approved.

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

CEL-SCI will need to conduct a ‘Bridging study’ for the assay used in the confirmatory study to detect/determine the PD-L1 status of patients. The Bridging study will test the concordance of the PD-L1 test results between the assay used in the clinical trial with the diagnostic companion test for PD-L1; developed in collaboration with a diagnostics testing partner prior to submission for marketing approval for Multikine. If the bridging study or collaboration with CEL-SCI’s diagnostics partner is disrupted, then CEL-SCI may not be able to timely submit the marketing approval to the FDA.

For the confirmatory study, CEL-SCI is required to perform an assay for PD-L1 to determine if patients meet the required PD-L1 selection criteria. The PD-L1 test CEL-SCI proposes to use to select patients for the confirmatory study is the same test that was used in CEL-SCI’s phase 3 trial, but is not a currently approved test for head and neck cancer. FDA agreed this test is acceptable to use for the confirmatory study, however, the FDA also stipulated that Multikine will only be approved for commercial use in conjunction with a CDRH approved companion diagnostic test which will be used to determine PD-L1 levels in the head and neck cancer patient population for which Multikine is intended.  CEL-SCI intends to select a partner who has expertise in developing a diagnostic test for the companion diagnostic test’s development, validation, and future submission.

CEL-SCI will need to perform a bridging study to show that the PD-L1 assay test results CEL-SCI used for the selection of patients for the confirmatory study can be reproduced at an acceptable level of concordance using the companion diagnostic test for the testing of the same patient samples. There can be no assurance that CEL-SCI will be able to identify and collaborate with a suitable diagnostic partner on a timely basis, or at all. Even if CEL-SCI was able to establish such a collaboration, although there is a very good likelihood that CEL-SCI will be successful in this regard, there can be no complete assurance that CEL-SCI will be able to perform the bridging study successfully, on a timely basis or at all. Therefore, CEL-SCI may be unable to fulfill the criteria required to be able to submit the BLA and marketing license application to the FDA in a timely manner.

Biologics carry unique risks and uncertainties, which could have a negative impact on CEL-SCI’s future operations.

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

In addition, in some cases a regulator considering the patent application for a product candidate approval may require the disclosure of some or all of the proprietary information. In such a case, CEL-SCI must decide whether to disclose the information or forego approval in a particular country. If CEL-SCI is unable to market its product candidates in key countries, CEL-SCI’s opportunities and value may suffer.

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

Section 382 of the Internal Revenue Code May Limit the Use of CEL-SCI’s Net Operating Losses.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of CEL-SCI’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. CEL-SCI performed an estimated analysis to determine if any additional ownership changes occurred during the year ended September 30, 2025 and changes were identified. Since CEL-SCI identified changes in ownership, $6.7 million NOL and $0.9 million tax credit carryforwards were eliminated or restricted. Therefore, CEL-SCI removed the related asset from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The exercise of outstanding warrants and options will cause dilution.

As of September 30, 2025, there were outstanding warrants which allow the holders to purchase 36,421 shares of common stock, with a weighted average exercise price of $94.76 per share and outstanding options which allow the holders to purchase up to 708,556 shares of common stock, with a weighted average exercise price of $152.36 per share. There are 2,122 options remaining for future issuances under our current stock option plans. The exercise of these outstanding warrants and options will cause dilution to holders of our common stock.

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

As described in Item 9A of this Annual Report, management noted material weaknesses in its internal control over financial reporting as of September 30, 2025. CEL-SCI’s management concluded that material weaknesses existed relating to the logical access to information technology systems that support CEL-SCI’s financial reporting process and the operating effectiveness of certain management review controls. Although these control weaknesses did not result in any material misstatement of CEL-SCI’s financial statements for the periods presented, they could lead to a future material misstatement of account balances or disclosures. As a result, CEL-SCI’s management concluded that its internal controls over financial reporting were not effective as of September 30, 2025.

In order to remediate these material weaknesses, CEL-SCI will change certain control activities over financial reporting to include, but not limited to, the following: (i) evaluating and implementing enhanced process controls around access to information technology systems and (ii) enhancing the operating effectiveness of management’s review controls.

If CEL-SCI is unable to remediate the material weaknesses timely and sufficiently or if CEL-SCI identifies future material weaknesses in its internal control over financial reporting or is unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) in a timely manner or assert that its internal control over financial reporting is effective, CEL-SCI may experience a loss of investor confidence in the accuracy and completeness of its financial statements, incur material misstatements in its financial statements, incur difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, incur reputational harm, and the market price of its common stock may be adversely affected.

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

ITEM 1B. UNRESOLVED SEC COMMENTS

None

ITEM 1C. CYBERSECURITY

CEL-SCI recognizes the importance of assessing, identifying, and managing material risks from cybersecurity threats. CEL-SCI’s policies, standards and procedures for assessing, identifying, and managing material risks from cybersecurity threats are integrated into its overall risk management system. In this regard, CEL-SCI uses various tools and processes to help prevent, identify, and resolve any identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, routine employee awareness updates, annual cyber security training, monthly email testing engaging experts and third-party monitoring and detection tools.

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

ITEM 2. PROPERTIES

CEL-SCI leases approximately 3,700 square feet of office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,000. In October 2025, the lease on the office space was extended and expires on May 31, 2031. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $22,000 per month. The laboratory lease expires on February 29, 2032.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trial and sales of the drug, if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $2.7 million during the twelve months ended September 30, 2025. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $86,000 per month as of September 30, 2025. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

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

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2025, there were approximately 425 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

On May 19, 2025, the Company’s shareholders approved a reverse split of the Company’s common stock which became effective on the NYSE American on May 20, 2025. On that date, every thirty issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share. No fractional shares were issued in the reverse split. Any fractional shares were rounded up to one whole share.

As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock decreased from 94,037,256 (pre-split) shares to 3,135,021 (post-split) shares

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported by the NYSE American.

Quarter Ending	High	Low
12/31/2023	$96.91	$31.20
3/31/2024	$92.41	$48.90
6/30/2024	$71.71	$33.00
9/30/2024	$66.60	$30.60

12/31/2024	$33.90	$11.10
3/31/2025	$20.41	$6.65
6/30/2025	$9.60	$1.98
9/30/2025	$13.48	$2.21

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

All of CEL-SCI’s projects are under development. As a result, CEL-SCI cannot predict when it will be able to generate any revenue from the sale of any of its products. In August 2025, CEL-SCI filed a Breakthrough Medicine Designation application with the Saudi Food and Drug Authority (SFDA) for Multikine in the Kingdom of Saudi Arabia by one of the Kingdom’s premier pharmaceutical and healthcare companies, Dallah Pharma.

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

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $24.8 million for the twelve months ended September 30, 2025. This net operating loss consists of significant non-cash expenses accounting for approximately 27% of the operating loss. The non-cash operating expenses include approximately $2.7 million in stock-based compensation to employees and non-employees and approximately $3.9 million in depreciation and amortization expense.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of our products, and include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
•	expenses incurred under agreements with Clinical Research Organizations, or CROs, and consultants that conduct and provide supplies for our clinical studies and clinical trials;
•	costs associated with clinical activities and development activities; and
•	costs related to compliance with regulatory requirements.

The following table summarizes our research and development expenses for the years ended September 30, 2025 and 2024:

	Year Ended September 30,
(in thousands)	2025	2024
Clinical trial expense	$615	$315
Supplies & materials	2,267	2,098
Personnel-related expenses	5,900	6,050
Stock-based compensation	832	2,896
Depreciation and amortization expense	3,846	3,925
Other expenses	2,427	2,877
Total research and development expenses	$15,887	$18,161

During the year ended September 30, 2025, research and development expenses decreased by approximately $2.3 million, or 13%, compared to the year ended September 30, 2024. A major component of the decrease in research and development expenses over the prior period included an approximate $2.1 million decrease in employee stock compensation expense.  The decrease in employee stock compensation expense is due to  options issued in  prior periods having a higher fair value because of the Company’s stock price and the forfeiture of stock options during fiscal year ended September 30, 2025 which resulted in the reversal of approximately $0.6 million in research and development expense. Additionally there was an approximate $0.5 million net decrease of other research and development expenses, offset by an increase of $0.3 million in costs incurred related to its clinical study activities.

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Year Ended September 30,
	2025	2024
Multikine	$16,389,249	$18,072,573
LEAPS	(502,272)	88,878
Total research and development	$15,886,977	$18,161,451

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

General and Administrative Expenses

During the year ended September 30, 2025, general and administrative expenses increased by approximately $0.7 million, or 9%, compared to the year ended September 30, 2024. The major components of general and administrative expenses include an approximate increase of $0.7 million in public relations costs during the current year, and an approximate increase of $0.4 million in legal and accounting fees primarily due to out of scope work, offset by an approximate $0.3 million decrease of employee stock compensation expense due to options issued in the prior period having a higher fair value because of the Company’s stock price, and an approximate $0.1 million decrease in other general and administrative expenses.

Interest Expense, Net

Net interest expense decreased by approximately $0.1 million for the year ended September 30, 2025 compared to the year ended September 30, 2024. This decrease is primarily due to less interest paid on leases as higher principal balances have been paid over the last year.

Liquidity and Capital Resources

CEL-SCI has relied primarily upon capital generated from the public and private offerings of its common stock.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and for CEL-SCI’s laboratory and manufacturing facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent primarily upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal years 2025 and 2024, CEL-SCI raised net proceeds of approximately $25.0 million and $21.2 million, respectively, through a combination of the sale of common stock and the exercise of warrants.

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

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $2.7 million during the twelve months ended September 30, 2025.  See Item 2 of this report for more information concerning the terms of this lease.

During the fiscal years ended September 30, 2025 and 2024, 733,834 and 189,335 pre-funded warrants were exercised, respectively.

During the year ended September 30, 2025, the Company’s cash increased by approximately $6.2 million. The significant component of this increase included gross proceeds from the financings during the year ended September 30, 2025 of approximately $28.3 million offset by cash used to fund the Company’s regular operations of approximately $17.0 million, approximately $3.1 million in payments for costs to issue common stock and approximately $2.0 million in payments on the Company’s finance lease obligations.

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

Supplies are purchased for use in the Company’s manufacturing and R&D efforts.  During the year ended September 30, 2025, the supplies decreased by approximately $1.0 million primarily due to supplies used in the manufacturing of the clinical lot in the third quarter of the current fiscal year.

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

Share-based Compensation – Compensation cost for all share-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires six input variables: the strike price of an option, the current stock price, the time to expiration, the risk-free rate, the dividend yield and the volatility. The share-based compensation cost is recognized using the straight-line method as expense over the requisite service or vesting period.

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

In designing and evaluating the disclosure controls and procedures, CEL-SCI’s management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching CEL-SCI’s desired disclosure controls objectives. Based on this evaluation, CEL-SCI’s CEO and CFO/COO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 as a result of material weaknesses in CEL-SCI’s internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

CEL-SCI’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of its management, including its CEO and CFO/COO, CEL-SCI conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) published by the COSO. CEL-SCI’s CEO and CFO/COO concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2025 as a result of material weaknesses in CEL-SCI’s internal control over financial reporting as described below.

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

Control Activities and Information and Communication – Management has determined that CEL-SCI did not have adequate selection and development of effective control activities resulting in the following material weaknesses:

•	Management did not design and maintain effective information technology general controls in the areas of user logical access and program change management for certain information technology systems that support CEL-SCI’s financial reporting and other processes. As a result of this material weakness, certain activity level controls that are dependent on information derived from these information technology systems were deemed to be ineffective. This material weakness also resulted in segregation of duties conflicts for certain user roles relating to the review of manual journal entries.
•	Management did not have properly designed management review controls over certain areas. Specifically, controls are not designed to sufficiently evaluate the completeness and accuracy of data used in account analyses. Additionally, CEL-SCI’s management review controls are not operating effectively over certain areas, as sufficient evidence was not maintained to demonstrate that reviews occurred with a sufficient level of precision to detect a material misstatement.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, management designed a remediation plan which was approved by the Audit Committee and Board of Directors. Management has made progress to remediate the control deficiencies contributing to the material weaknesses, as described below:

●	CEL-SCI will provide training to new and continue training existing personnel on proper execution of designed control procedures;
●	CEL-SCI has developed a preliminary hiring plan and will continue to assess its personnel needs, expertise and requirements and will hire personnel as needed.
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

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of CEL-SCI’s internal control over financial reporting. The actions that CEL-SCI is taking are subject to ongoing senior management review, as well as oversight of the audit committee of its board of directors. CEL-SCI may also conclude that additional measures may be required to remediate the material weaknesses. CEL-SCI will not be able to conclude that CEL-SCI has remediated a material weakness until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. CEL-SCI will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

CEL-SCI changed certain control activities over financial reporting in order to remediate certain material weaknesses that existed as of September 30, 2025. CEL-SCI is in the process of implementing the following changes: (i) evaluating and implementing enhanced process controls around the logical access to information technology systems and (ii) enhancing the operating effectiveness of management review controls.

Other than as described above, there have been no other changes in CEL-SCI’s internal control over financial reporting occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Geert R. Kersten, Esq.	67	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	74	Chief Financial and Operations Officer and Corporate Secretary
Dr. Eyal Talor	69	Chief Scientific Officer
John Cipriano	83	Senior Vice President of Regulatory Affairs
Robert Watson	68	Director, Chairman of the Board
Bruno Baillavoine	72	Director

The directors of CEL-SCI serve in such capacity until the next annual meeting of CEL-SCI’s shareholders or until their successors have been duly elected and qualified. The officers of CEL-SCI serve at the discretion of CEL-SCI’s directors. CEL-SCI’s officers devote substantially all of their time to CEL-SCI’s business.

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

Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer. Prior to this promotion, Dr. Talor was the Senior Vice President of Research and Manufacturing. He is a clinical immunologist with over 30 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III clinical trials, in the biopharmaceutical industry. His expertise includes biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities. He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of pre-clinical and clinical trials (Phase I – III) and GCP (Good Clinical Practices) requirements. He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw materials, product intermediates and finished product specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines. He has extensive experience in the preparation of documentation for IND and other regulatory submissions. His scientific area of expertise encompasses immune response assessment. He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist – Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full-time faculty member at The Johns Hopkins University, Medical Institutions; School of Public Health. He has invented technologies which are covered by ten issued patents on Multikine’s composition of matter and method of use in cancer and two platform Peptide technologies, Antigen Directed Apoptosis of T-cells (‘Adapt’) and LEAPS, for the treatment of autoimmune diseases, asthma, allergy, transplantation rejection and infectious diseases. He also is responsible for numerous product and process inventions as well as a number of pending US and PCT patent applications. He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The Johns Hopkins University, Baltimore, Maryland, USA. He also holds a faculty teaching position at the Johns Hopkins University Medical Institutions.

John Cipriano was CEL-SCI’s Senior Vice President of Regulatory Affairs between March 2004 and December 2008 and again since October 2009.  Mr. Cipriano brings to CEL-SCI over 30 years of experience with both biotech and pharmaceutical companies. In addition, he held positions at the United States Food and Drug Administration (FDA) as Deputy Director, Division of Biologics Investigational New Drugs, Office of Biologics Research and Review and was the Deputy Director, IND Branch, Division of Biologics Evaluation, Office of Biologics.  Mr. Cipriano received his B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston, Massachusetts and his M.S. in Pharmaceutical Chemistry from Purdue University in West Lafayette, Indiana.

Bruno Baillavoine joined CEL-SCI’s Board of Directors in June 2015.  Since February 2017, Mr. Baillavoine has been the Managing Director of Monty-C Limited, based in London, UK, which provides advice to primarily international public company boards.  Mr. Baillavoine joined ESG.AI Inc’s Board of Directors, in November 2022. ESG.AI is a Canadian company.  Mr. Baillavoine has been a consultant to Homerun Resources Inc. (a Canadian listed Company), since October 2024.  From May 2017 to October 2024. Mr. Baillavoine was the Managing Director of Périclès Group UK Limited. The group is a leading specialist international consulting firm, expert in the fields of Banking, Finance, Asset Management and Insurance.  The Firm has over 500 institutional clients.  He was an advisor to the Board of CSL Inc., now “Combat Sport Entertainment”, a US Mixed Martial Arts company from 2017 to 2022.  Mr. Baillavoine retains a financial interest in the Company.  From July 2023 to October 2024, Mr. Baillavoine was Executive Chair of Gratomic Inc., a Canadian Graphite mining company listed on the TSXV.  Between 2010-2016, Mr. Baillavoine was a partner of Globomass Holdings Limited, a London, England based developer of renewable energy projects. He became Executive Chairmans from 2012 to 2016. Globomass was acquired by CleanBay Inc. in 2016. Between 1978 and 1982 he was the marketing manager of Ravenhead Ltd., a manufacturer of glass tableware, and part of United Distillers Group (later acquired by Grand Metropolitan). During this time Mr. Baillavoine became the UK Business Manager where he restored market share and profit for United Distillers.  From 1982 to 1986 Mr. Baillavoine was Group Corporate Planning and Group Marketing Director for Prontaprint where he expanded the number of shops to 500 locations in four years. Mr. Baillavoine was with Grand Metropolitan Plc between 1986-1988 (now Diageo Plc), a FTSE 100 beverage, food, hotel and leisure company, as director in the Special Operations division.  In this capacity, he developed plans for Grand Met’s trouble-shooting division for over 20,000 Grand Met retail outlets. From 1988-1991 he was the Managing Director of Nutri Systems (UK) Ltd., a subsidiary of the US based provider of professionally supervised weight loss programs.  Between 1991 and 1995, Mr. Baillavoine was Director of BET Group plc, a multinational business support services group, and in 1992, was promoted to the Managing Director for the manufacturing businesses. The £2.3 billion turnaround of BET during his tenure is one of the most successful turnarounds of a top 100 FTSE company.  Since 1995, Mr. Baillavoine has held a number of CEO positions across a wide range of industries and geographical locations.  Mr. Baillavoine has European and American educations (US high school and University of Wisconsin Eau Claire 1972-1976).

Robert Watson has been a director of CEL-SCI since December 2017. Mr. Watson currently is the Executive Chairperson and CEO of Health Gorilla.  Mr. Watson was the President and CEO of Juvare, LLC (formerly Intermedix, Inc.) from July 2017 to July 2023.  He is a Director of Juvare, LLC.  Immediately prior to joining Intermedix, now Juvare, he was the President and Chief Growth Officer of NantHealth, Inc. (Nasdaq: NH) from January 2015 to May 2017. Prior to NantHealth, he was President and CEO of Streamline Health, Inc. (Nasdaq: STRM) from January 2011 to January 2015. Mr. Watson has over 40 years of experience in the healthcare information technology industry as a CEO, board member and advisor to multiple healthcare information technology companies. He has participated in over 75 acquisitions, raised nearly $750 million in capital, completed three public offerings and successfully sold five companies. Mr. Watson holds a MBA from the Wharton School of Business at the University of Pennsylvania and a BA degree from Syracuse University.

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

CEL-SCI’s Board of Directors does not have a “leadership structure”, as such, since each director is entitled to introduce resolutions to be considered by the Board and each director is entitled to one vote on any resolution considered by the Board. The Chairman of CEL-SCI’s Board of Directors is Bruno Baillavoine.

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

If a violation of this code of ethics act is discovered or suspected, any person (anonymously, if desired) may send a detailed note, with relevant documents, to CEL-SCI’s Audit Committee, c/o Robert Watson at whistleblower@cel-sci.com.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members attended the last annual shareholder’s meeting held on May 19, 2025.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2025. All officers have deferred part of their salaries during the year as noted in footnote 1 below to support CEL-SCI. Mr. Kersten used approximately $200,000 of his salary and purchased restricted CEL-SCI stock at $6.85 per share.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Geert R. Kersten,	2025	644,091	--	20,925	189,207	65,631	919,854
Chief Executive and Financial Officer and Treasurer	2024	644,091	--	20,475	340,357	65,631	1,070,554

Patricia B. Prichep,	2025	289,194	--	17,160	90,819	9,031	406,204
Chief Financial and Operations Officer and Secretary	2024	289,194	--	17,160	227,359	9,031	542,744

Eyal Talor, Ph.D.,	2025	349,612	--	9,600	113,524	6,031	478,767
Chief Scientific Officer	2024	349,612	--	9,600	247,780	6,031	613,023

John Cipriano,	2025	249,562	--	--	56,762	31	306,355
Senior Vice President of Regulatory Affairs	2024	249,562	--	--	--	31	249,593

(1)

The dollar value listed includes salary earned but not received and represents the base salary (cash and non-cash) earned. The officers have agreed to defer part of their salary for the years 2025 and 2024. As of September 30, 2025, CEL-SCI owed deferred salaries to the following employees:

Name	Deferred Salary
Geert Kersten	$270,453
Patricia Prichep	135,587
Eyal Talor, Ph.D.	151,526
John Cipriano	105,563

(2)	The dollar value of bonus (cash and non-cash) earned.

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

(5)

All other compensation received that CEL-SCI could not properly report in any other column of the table including the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer and car allowances paid by CEL-SCI. Includes board of directors fees for Mr. Kersten. As of September 30, 2025, Mr. Kersten has deferred $12,350 of his other compensation.

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees. CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2025 expenses for this plan were approximately $5,000. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2025

Name	Fees		Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$50,000	(3)	-	$189,207	$239,207
Robert Watson	60,000		-	30,273	90,273
Bruno Baillavoine	55,000		-	30,273	85,273

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

(3)

Mr. Kersten agreed to defer his Board of Director fees. Therefore, the amount listed includes the fees earned but not received. As of September 30, 2025, CEL-SCI owed Mr. Kersten $50,000 of Board of Director fees in addition to the deferred salary.

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

If after the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten (10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement with Mr. Kersten allows Mr. Kersten to resign from his position at CEL-SCI and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,288,182) and the unvested portion of any stock options would vest immediately. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Patricia B. Prichep / Eyal Talor, Ph.D.

On August 31, 2019, CEL-SCI entered into a four-year employment agreement with Patricia B. Prichep, CEL-SCI’s Senior Vice President. On November 13, 2024, Ms. Prichep assumed the duties of Chief Financial and Operations Officer. The employment agreement with Ms. Prichep, which is essentially the same as Ms. Prichep’s prior employment agreement entered into on August 30, 2016 provided that, during the term of the agreement, CEL-SCI would pay Ms. Prichep an annual salary of $245,804 plus any increases approved by the Board of Directors during the period of the employment agreement. On August 31, 2023, CEL-SCI agreed that the term of the employment agreement would be extended to August 31, 2027. All other terms of the employment agreement remain the same.

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

If after the occurrence of any of the following events: (i) a relocation (or demand for relocation) of employee’s place of employment to a location more than ten (10) miles from the employee’s current place of employment, (ii) a significant and material reduction in the employee’s authority, job duties or level of responsibility, (iii) the imposition of significant and material limitations on the employee’s autonomy in her or his position, or (iv) there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($424,790 and $524,419 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately. For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Compensation Committee Interlocks and Insider Participation

CEL-SCI has a compensation committee comprised of Mr. Baillavoine and Mr. Watson, both of whom are independent directors.

During the year ended September 30, 2025, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

Stock Options

The following table shows information concerning the options granted during the fiscal year ended September 30, 2025, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
Geert Kersten	7/28/2025	25,000	$8.20	7/27/2035
Patricia Prichep	7/28/2025	12,000	$8.20	7/27/2035
Eyal Talor	7/28/2025	15,000	$8.20	7/27/2035
John Cipriano	7/28/2025	7,500	$8.20	7/27/2035
Robert Watson	7/28/2025	4,000	$8.20	7/27/2035
Bruno Baillavoine	7/28/2025	4,000	$8.20	7/27/2035

The following table shows the outstanding options held by the persons named below on September 30, 2025:

	Shares underlying unexercised
	option which are:		Exercise	Expiration
Name	Vested	Unvested	Price ($)	Date
Geert R. Kersten	6,000	-	$65.40	07/27/27
	17,672	-	$73.50	04/30/28
	27,106	-	$169.50	04/10/29
	4,934	14,800	$327.90	04/19/30
	-	19,734	$618.30	5/13/2031
	-	1,667	$314.40	11/18/2031
	8,334	-	$100.50	6/12/2032
	5,556	2,778	$40.80	8/7/2033
	2,778	5,556	$45.00	4/18/2034
	-	25,000	$8.20	7/27/2035

Patricia B. Prichep	4,000	-	$65.40	07/27/27
	7,421	-	$73.50	04/30/28
	13,522	-	$169.50	04/10/29
	2,400	7,200	$327.90	04/19/30
	-	9,600	$618.30	5/13/2031
	-	1,667	$314.40	11/18/2031
	5,567	-	$100.50	6/12/2032
	3,712	1,855	$40.80	8/7/2033
	1,856	3,711	$45.00	4/18/2034
	-	12,000	$8.20	7/27/2035

Eyal Talor, Ph.D.	4,000	-	$65.40	07/27/27
	6,465	-	$73.50	04/30/28
	3,334	-	$106.50	09/20/28
	12,758	-	$169.50	04/10/29
	2,400	7,200	$327.90	04/19/30
	-	10,600	$618.30	5/13/2031
	-	1,667	$314.40	11/18/2031
	6,067	-	$100.50	6/12/2032
	4,045	2,022	$40.80	8/7/2033
	2,023	4,044	$45.00	4/18/2034
	-	15,000	$8.20	7/27/2035

John Cipriano	3,000	-	$65.40	07/27/27
	4,945	-	$73.50	04/30/28
	6,896	-	$169.50	04/10/29
	1,334	4,000	$327.90	04/19/30
	-	4,334	$618.30	5/13/2031
	-	1,667	$314.40	11/18/2031
	2,167	-	$100.50	6/12/2032
	1,445	722	$40.80	8/7/2033
	-	7,500	$8.20	7/27/2035

Summary. The following shows certain information as of September 30, 2025 concerning the stock options and stock bonuses granted by CEL-SCI.  Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	4,614
Non-Qualified Stock Option Plans	709,576
Stock Bonus Plans	59,460
Stock Compensation Plans	21,134
Incentive Stock Bonus Plan	21,334

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 56,713 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2025, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Incentive Stock Option Plans	1,334	$65.40	-
Non-Qualified Stock Option Plans	690,555	$155.70	2,122

Insider Trading Arrangements and Policies

CEL-SCI is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, CEL-SCI has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of CEL-SCI’s securities by its directors, officers, employees and others that CEL-SCI believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of CEL-SCI’s Insider Trading Policy was filed as Exhibit 19 to CEL-SCI’s Annual Report on Form 10-K for the year ended September 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 9, 2025, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)
Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	187,425	(3)	2.2%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	50,310		*

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	46,900		*

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	21,891		*

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	14,620	*

Robert Watson 245 N. Highland Ave. NE Suite 230-296 Atlanta, GA 30307	17,404	*

All Officers and Directors as a Group (6 persons)	338,550	3.92%

*	Less than 1%

(1)	Includes shares issuable prior to February 21, 2026 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 21, 2026
Geert R. Kersten, Esq.	105,631	(3)
Patricia B. Prichep	39,097
Eyal Talor, Ph.D.	41,092
John Cipriano	19,787
Bruno Baillavoine	14,421
Robert Watson	13,671

(2)	The percentage includes shares referred to in (1) above but excludes shares which may be issued upon the exercise of options and warrants previously issued by CEL-SCI held by other investors.

(3)	Amount includes 11,547 shares and 13,032 warrants held in the de Clara Trust, of which Mr. Kersten is a trustee and beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2025, officers and a director of the Company purchased 32,116 restricted shares of the Company’s common stock at an aggregate market value of approximately $220,000. During the year ended September 30, 2024, officers and a director of the Company purchased 1,933 restricted shares of the Company’s common stock at an aggregate market value of approximately $81,000.

See Note 11 to the financial statements included as part of this report for additional information concerning related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, P.C. served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2025. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, P.C.:

	Year Ended September 30,
	2025	2024

Audit Fees	$903,000	$656,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Pre-Approval Policies and Procedures

The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the Company’s independent registered public accounting firm. In accordance with the requirements of the Sarbanes-Oxley Act and applicable SEC rules, the Audit Committee has established policies and procedures for the pre-approval of all audit and permissible non-audit services provided by the independent auditor.

Under these policies and procedures, proposed services must be submitted to the Audit Committee for consideration and specific pre-approval. The Chairman of the Audit Committee or determined delegate shall have the authority to give verbal or written pre-approval or approval to the Company’s independent auditors with respect to all audit and non-audit related services that the Auditors provide to the Company before the engagement begins, unless applicable rules and regulations allow otherwise.

The Audit Committee also considers whether the provision of non-audit services is compatible with maintaining the auditor’s independence. All audit and non-audit services performed by the independent auditor in fiscal year 2025 were pre-approved by the Audit Committee in accordance with these policies and procedures.

In accordance with SEC rules, the Audit Committee may approve certain de minimis non-audit services after the fact, provided such services meet the applicable requirements.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Incorporated by reference to Exhibit 3(c) of CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws (as amended)	Incorporated by reference to Exhibit 3(d) of CEL-SCI's Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (No. 333-229295).
4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 8-K report dated October 30, 2020.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on October 7, 2016 with CEL-SCI’s registration statement on Form S¬8 (File number 333-214031).

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 30, 2024 with CEL-SCI’s registration statement on Form S¬8 (File number 333-281884).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (c) filed on December 22, 2023 with CEL-SCI’s registration statement on Form S¬8 (File number 333-276238).

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on January 24, 2020 with CEL-SCI’s registration statement on Form S¬8 (File number 333-236063).

4(f)	2014 Incentive Stock Bonus Plan	Filed with Amendment No. 2 to CEL-SCI’s annual report on Form 10-K for the year ended September 30, 2014.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (mmm)	Employment Agreement with Geert Kersten (2019-2023)	Incorporated by reference to Exhibit 10(10.7) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (nnn)	Employment Agreement with Patricia Prichep (2019-2022)	Incorporated by reference to Exhibit 10(10.8) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ooo)	Employment Agreement with Eyal Taylor (2019-2022)	Incorporated by reference to Exhibit 10(10.9) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ppp)	Extension of Employment Agreement with Patricia Prichep (2023-2027)	Incorporated by reference to Exhibit 10(10.10) of CEL-SCI’s report on Form 8-K dated August 31, 2023.

10 (qqq)	Extension of Employment Agreement with Eyal Talor (2023-2027)	Incorporated by reference to Exhibit 10(10.11) of CEL-SCI’s report on Form 8-K dated August 31, 2023.

10 (rrr)	Extension of Employment Agreement with Geert Kersten (2023-2027)	Incorporated by reference to Exhibit 10.10 of CEL-SCI’s report on Form 8-K dated October 26, 2023.

19	Insider Trading Policies and Procedures	Incorporated by reference to Exhibit 19 of CEL-SCI’s 10-K report for the year ended September 30, 2024.

23.1	Consent of BDO USA, P.C.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

97	Policy relating to Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97 of CEL-SCI’s 10-K report for the year ended September 30, 2023.

*

Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

CEL-SCI CORPORATION

Financial Statements for the Years

Ended September 30, 2025 and 2024, and

Report of Independent Registered Public Accounting Firm

F-1

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CEL-SCI Corporation

Vienna, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates it relates.

Classification of Pre-Funded Warrants

As described in Note 12 to the financial statements, the company entered into financing arrangements, two of which included pre-funded warrants in the year ended September 30, 2025. The Company has classified pre-funded warrants as permanent equity and recorded them as a component of additional paid-in capital upon the closing of the financings.

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

Potomac, Maryland

December 23, 2025

CEL-SCI CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2025 and 2024

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,953,460	$4,738,173
Prepaid expenses	332,301	294,097
Supplies used for R&D and manufacturing	303,282	1,019,908
Deposits	7,085	3,500
Total current assets	11,596,128	6,055,678

Finance lease right-of-use assets	5,548,186	7,350,364
Operating lease right-of-use assets	1,274,780	1,495,937
Property and equipment, net	6,079,295	8,129,753
Patent costs, net	119,856	165,492
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,218,402	1,475,441
Total assets	$28,155,748	$26,991,766

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,061,351	$1,448,467
Accrued expenses	711,820	566,042
Due to employees	916,588	363,306
Finance lease obligation, current portion	2,273,797	2,010,995
Operating lease obligation, current portion	166,990	226,969
Total current liabilities	5,130,546	4,615,779

Finance lease liabilities, net of current portion	5,684,127	7,957,925
Operating lease liabilities, net of current portion	1,258,990	1,425,979
Other liabilities	125,000	125,000
Total liabilities	12,198,663	14,124,683

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 8,015,701 and 2,126,682 shares issued and outstanding at September 30, 2025 and 2024, respectively	80,157	21,266
Additional paid-in capital	555,299,844	526,857,678
Accumulated deficit	(539,422,916)	(514,011,861)
Total stockholders' equity	15,957,085	12,867,083

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,155,748	$26,991,766

CEL-SCI CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2025 and 2024

	2025	2024

Operating expenses:
Research and development	$15,886,977	$18,161,451
General & administrative	8,922,759	8,191,023
Total operating expenses	24,809,736	26,352,474

Operating loss	(24,809,736)	(26,352,474)

Interest expense, net	(648,944)	(745,673)
Other income, net	47,625	177,682
Net loss	$(25,411,055)	$(26,920,465)
Modification of warrants	-	(659,456)
Net loss available to common shareholders	$(25,411,055)	$(27,579,921)

Net loss per common share – basic and diluted	$(6.27)	$(15.31)
Weighted average common shares outstanding – basic and diluted	4,055,738	1,801,500

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2025 and 2024

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2023	1,581,188	$15,811	$500,290,475	$(487,091,396)	$13,214,890

Exercise of pre-funded warrants	189,335	1,895	(1,895)	-	-
401(k) contributions paid in common stock	4,562	45	218,672	-	218,717
Stock issued to nonemployees for service	13,664	136	759,765	-	759,901
Proceeds from the sale of common stock and pre-funded warrants	336,000	3,360	23,571,640	-	23,575,000
Purchase of stock by officers and directors	1,933	19	80,601	-	80,620
Equity based compensation - employees	-	-	4,270,180	-	4,270,180
Share issuance costs	-	-	(2,331,760)	-	(2,331,760)
Net loss	-	-	-	(26,920,465)	(26,920,465)

BALANCE, SEPTEMBER 30, 2024	2,126,682	$21,266	$526,857,678	$(514,011,861)	$12,867,083

401(k) contributions paid in common stock	41,100	411	217,906	-	218,317
Stock issued to nonemployees for service	52,036	521	749,807	-	750,328
Proceeds from the sale of common stock and pre-funded warrants	4,996,700	49,968	28,241,132	-	28,291,100
Exercise of pre-funded warrants	733,834	7,338	(7,338)	-	-
Purchase of stock by officers and directors	32,116	321	219,674	-	219,995
Equity based compensation - employees	(100)	(1)	1,910,998	-	1,910,997
Shares issued for settlement of clinical development	33,333	333	350,552	-	350,885
Share issuance costs	-	-	(3,240,565)	-	(3,240,565)
Net loss	-	-	-	(25,411,055)	(25,411,055)

BALANCE, SEPTEMBER 30, 2025	8,015,701	$80,157	$555,299,844	$(539,422,916)	$15,957,085

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,411,055)	$(26,920,465)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	3,885,153	3,969,183
Non-cash lease expense, net of lease payments	(5,812)	4,873
Share-based payments for services	754,673	858,498
Equity based compensation	1,910,997	4,270,180
Common stock contributed to 401(k) plan	218,317	218,717
Shares issued for settlement of clinic development costs	350,885	-
Loss on patent impairment	18,275	-
(Increase)/decrease in assets:
Prepaid expenses	(42,550)	72,674
Supplies used for R&D and manufacturing	973,665	(172,608)
Deposits	(3,585)	745
Increase/(decrease) in liabilities:
Accounts payable	(442,710)	(460,576)
Accrued expenses	120,728	(458,489)
Due to employees	553,282	(193,938)

Net cash used in operating activities	(17,119,737)	(18,811,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,109)	(94,875)
Expenditures for patent costs	-	(13,211)

Net cash used in investing activities	(38,109)	(108,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	28,291,100	23,575,000
Payments of stock issuance costs	(3,126,779)	(2,370,513)
Proceeds from the purchase of stock by officers and directors	219,995	80,620
Payments on obligations under finance leases	(2,011,183)	(1,773,377)
Proceeds from related party loans	-	450,000
Payments of related party loans	-	(450,000)
Proceeds from notes payable	350,000	-
Payments of notes payable	(350,000)	-

Net cash provided by financing activities	23,373,133	19,511,730

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,215,287	592,438

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,738,173	4,145,735

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,953,460	$4,738,173

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2025 and 2024

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2025	2024
Property and equipment purchases included in current liabilities	$-	$32,954
Assets purchased under finance leases	$-	$20,797
Finance lease obligation included in accounts payable	$1,133	$1,320
Obligations paid with issuance of common stock	$750,328	$759,901
Financing costs included in current liabilities	$152,735	$38,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$768,466	$923,807

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

Due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern and may be unable to realize its assets and discharge its liabilities in the normal course of business.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Supplies used for R&D and manufacturing – Supplies are consumable items kept on hand to support the Company’s R&D and manufacturing operations. Supplies are recorded at the lower of cost or net realizable value and are charged to expense as they are used in operations. The Company regularly reviews the quality and utilization of supplies to determine if future use of these supplies is probable. Due to the generic use of these supplies, they can be used in multiple projects other than those currently being studied. Supplies held less than twelve months are classified as current assets and supplies held longer than twelve months are classified as non-current assets, which is in line with the Company’s expected consumption of the supplies in the future.

Patents costs, net – Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustments to the asset value and period of amortization are made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from its disposition, are less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.

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

Share-Based Compensation – Compensation cost for all share-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires six input variables: the strike price of an option, the current stock price, the time to expiration, the risk-free rate, the dividend yield and the volatility. The share-based compensation cost is recognized using the straight-line method as expense over the requisite service or vesting period.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2025 and 2024.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2025 and 2024.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company’s money market funds included in cash equivalents are valued using Level 1 inputs and measured at fair value on a recurring basis. The cost of the Company’s money market funds approximated their fair value at $1,000 and $3,480,000 as of September 30, 2025 and 2024, respectively.

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

Segments – ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure. The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). The Company’s CODM reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Because the CODM evaluates financial performance as a whole, management determined that the Company operates as a single reportable segment. The CODM does not review segment assets at a different asset level or category than the balance sheets. The CODM utilizes net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include research and development expenses and general & administrative expenses (see Note 15).

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Effective October 1, 2024, the Company adopted ASU 2023-07 on a retrospective basis. The adoption of ASU 2023-07 results in the Company including additional required disclosures.

New Accounting Pronouncements

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

4. WARRANTS AND NON-EMPLOYEE OPTIONS

The following warrants and non-employee options are outstanding at September 30, 2025:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	2,845	$90.00	8/18/2026
Series UU	6/11/2018	3,122	$84.00	6/30/2026
Series X	1/13/2016	4,000	$277.50	7/13/2026
Series Y	2/15/2016	867	$360.00	8/15/2026
Series MM	6/22/2017	11,115	$55.80	6/22/2026
Series NN	7/24/2017	6,670	$75.60	7/24/2026
Series RR	10/30/2017	7,802	$49.50	10/30/2026
Consultant Options	7/28/2017 – 11/19/2024	20,335	$21.00 - $65.40	7/27/2027 – 11/1/2034

The following warrants and non-employee options are outstanding at September 30, 2024:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	2,845	$90.00	8/18/2026
Series UU	6/11/2018	3,122	$84.00	6/30/2026
Series X	1/13/2016	4,000	$277.50	7/13/2026
Series Y	2/15/2016	867	$360.00	8/15/2026
Series MM	6/22/2017	11,115	$55.80	6/22/2026
Series NN	7/24/2017	6,670	$75.60	7/24/2026
Series RR	10/30/2017	7,802	$49.50	10/30/2026
Pre-Funded	7/29/2024	48,332	$0.30	N/A
Consultant Options	7/28/2017 – 9/2/2023	3,668	$41.70 - $65.40	7/27/2027 – 9/1/2028

A. Equity Warrants

Changes in Equity Warrants

During the fiscal year ended September 30, 2025, the Company issued 399,585 and 285,917 pre-funded warrants at an offering price of $4.80 and $9.30, respectively, to purchase up to a total of 685,502 shares of common stock. During the fiscal year ended September 30, 2024, the Company issued 237,667 pre-funded warrants at an offering price of $29.70 to purchase up to 237,667 shares of common stock.

During the fiscal years ended September 30, 2025 and 2024, 733,834 and 189,335 pre-funded warrants were exercised, respectively. No warrants recorded as equity expired during the fiscal years ended September 30, 2025 and 2024.

No warrants recorded as equity were modified during the fiscal year ended September 30, 2025. On May 4, 2024, the Company modified the terms of Series UU, X, Y, N, MM, NN and RR warrants by extending the expiration dates by twenty-four (24) months from their current expiration dates. The incremental cost of this extension was approximately $659,456, which was recorded as a deemed dividend. The Series N, X, MM, NN, RR and UU warrants are held by current Officers of the Company.

B. Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2025 and 2024, the Company issued 52,036 and 13,664 shares, respectively, of common stock to consultants, all of which were restricted shares. Under these arrangements, during the periods presented, the common stock was issued with stock prices ranging from $2.50 to $86.10 per share. The weighted average grant price was $8.65 and $50.71, respectively, for stock issued during the years ended September 30, 2025 and 2024.

During the years ended September 30, 2025 and 2024, the Company recorded total expense of approximately $755,000 and $681,000, respectively, relating to these consulting agreements. At September 30, 2025 and 2024, costs of approximately $47,000 and $52,000, respectively, are included in prepaid expenses.

During the year ended September 30, 2025, the Company issued 16,667 options to a consultant to purchase common stock with an exercise price of $21.00 and the weighted average grant date fair value was $15.10. These options vested immediately and expire on November 1, 2034. No options were issued to consultants during the year ended September 30, 2024. As of September 30, 2025, 20,335 options issued to consultants as payment for services remained outstanding, of which 3,668 options were issued from the Non-Qualified Stock Option Plan.

5. PROPERTY AND EQUIPMENT

 Property and equipment consisted of the following at September 30:

	2025	2024
Research equipment	$4,109,207	$4,167,828
Furniture and equipment	104,593	104,593
Leasehold improvements	13,924,724	13,924,724
	18,138,524	18,197,145
Less: Accumulated depreciation	(12,059,229)	(10,067,392)

Property and equipment, net	$6,079,295	$8,129,753

Depreciation expense for the years ended September 30, 2025 and 2024 totaled approximately $2,056,000 and $2,135,000, respectively, and is included in operating expenses on the accompanying statements of operations.

6. PATENTS

Patents consist of the following at September 30:

	2025	2024
Patents	$643,049	$829,716
Less: Accumulated amortization	(523,193)	(664,224)
Patents, net	$119,856	$165,492

During the year ended September 30, 2025, the Company abandoned five patents which resulted in an impairment of $18,275 on patent costs. During the year ended September 30, 2024, there was no impairment of patent costs. The weighted average remaining amortization period for patents is approximately 7 years. For the years ended September 30, 2025 and 2024, amortization of patent costs totaled approximately $27,000 and $32,000, respectively, and is included in general and administrative expense on the accompanying statements of operations. The approximate total estimated future amortization is as follows:

Years ending September 30,
2026	$20,000
2027	19,000
2028	18,000
2029	16,000
2030	14,000
Thereafter	33,000
$120,000

7.  INCOME TAXES

At September 30, 2025 and 2024, the Company had net deferred tax assets of $65.9 million and $62.5 million, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax assets will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (“NOL”) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company performed an estimated analysis to determine if any additional ownership changes occurred during the year ended September 30, 2025 and changes were identified. Since CEL-SCI identified changes in ownership, $6.7 million NOL and $0.9 million tax credit carryforwards were eliminated or restricted. Therefore, CEL-SCI removed the related asset from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal NOL carryforwards of approximately $165.0 million and $146.4 million at September 30, 2025 and 2024, respectively. Approximately $12.5 million of the NOL carryforwards begin to expire during the year ended September 30, 2025 and become fully expired by 2038 and approximately $152.5 million of NOL carryforwards, which were generated after the enactment of Tax Cuts and Jobs Act, have an indefinite life.  In addition, the Company had a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $0.9 million at September 30, 2024. The R&D credit was eliminated as of September 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA did not have a material impact on our tax footnotes disclosures in our financial statements.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2025 and 2024 are listed below:

	2025	2024
NOL carryforwards	$39,064,000	$34,673,000
Capitalized R&D	13,401,000	14,062,000
Stock-based compensation	12,021,000	11,645,000
Lease liabilities	2,222,000	2,752,000
R&D credit	-	932,000
Vacation and other	188,000	188,000
Fixed assets and intangibles	627,000	347,000
Total deferred tax assets	67,523,000	64,599,000

Right-of-use assets	(1,615,000)	(2,095,000)
Fixed assets and intangibles	-	-
Total deferred tax liabilities	(1,615,000)	(2,095,000)

Net deferred tax asset	65,908,000	62,504,000
Valuation allowance	(65,908,000)	(62,504,000)
Ending balance	$-	$-

The Company has no federal or state current or deferred tax expense or benefit.  The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates is as follows for the years ended September 30:

	2025	2024
Federal rate	21.00%	21.00%
State rate change	(0.02)	(11.97)
State tax rate, net of federal benefit	2.68	2.68
Other adjustments	(10.27)	(2.32)
Permanent differences	0.00	0.00
Change in valuation allowance	(13.39)	(9.39)

Effective tax rate	0.00%	0.00%

The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense.  The Company has generated federal net operating losses in tax years ending September 30, 1999 through 2025.  The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before September 30, 2022.

8. EQUITY-BASED COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2025	2024
Employees	$1,910,998	$4,270,180
Non-employees	$754,673	$680,768

As of September 30, 2025, the total compensation cost related to non-vested options and restricted stock awarded to employees and non-employees not yet recognized was approximately $2.9 million and $47,000, respectively, and the weighted-average period over which it is expected to be recognized is 1.92 and 0.21 years, respectively.

During the years ended September 30, 2025 and 2024, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2025	2024
Expected stock price volatility	100.49 – 107.97%	100.89 – 101.66%
Risk-free interest rate	3.69 – 4.51%	3.77 – 4.58%
Expected life of options	9.55 – 9.96 years	9.61 – 9.64 years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans

During the year ended September 30, 2025, the Company adopted the 2025 Non-Qualified Stock Option Plan, which provides for the issuance of up to 116,667 options to purchase shares of common stock. On July 28, 2025, the Company granted 116,526 options to purchase shares of common stock from the 2025 Non-Qualified Stock Option Plan to officers, directors and employees. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $8.20 per share, vests in three equal annual installments commencing one year after the grant date and expires on July 27, 2035.

During the year ended September 30, 2024, the Company adopted the 2024 Non-Qualified Stock Option Plan, which provides for the issuance of up to 66,667 options to purchase shares of common stock. On April 19, 2024, the Company granted 65,400 options to purchase shares of common stock from the 2024 Non-Qualified Stock Option Plan to officers, directors and employees. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $45.00 per share, vests in three equal annual installments commencing one year after the grant date and expires on April 18, 2034.

At September 30, 2025, the Company has collectively authorized the issuance of 709,576 options to purchase shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2025, the Company had collectively authorized the issuance of 4,614 options to purchase shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the Plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2025 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2023	492,021	$233.40	6.81	$0	265,464	$182.10	5.60	$0
Vested					50,053	$127.20
Granted (a)	65,633	$45.00
Exercised	-	-			-	-
Forfeited	(13,544)	$300.30			-	-
Expired	(2,072)	$820.50			(2,072)	$820.50
Outstanding at September 30, 2024	542,038	$206.55	6.25	$0	313,445	$169.19	5.19	$0
Vested					76,918	$50.11
Granted (b)	181,403	$9.35
Exercised	-	-			-	-
Forfeited	(13,967)	$376.01			-	-
Expired	(918)	$485.49			(918)	$485.49
Outstanding at September 30, 2025	708,556	$152.36	6.28	$0	389,445	$144.93	4.74	$0

(a)	The weighted average grant date fair value was $40.80.
(b)	The weighted average grant date fair value was $8.24. Includes 16,667 options issued to a consultant.

A summary of the status of the Company’s unvested options for the two years ended September 30, 2025 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2023	226,557	$67.50
Vested	(50,053)	$111.90
Granted	65,633	$40.80
Forfeited	(13,544)	$58.20
Unvested at September 30, 2024	228,593	$50.70
Vested	(76,918)	$44.13
Granted	181,403	$8.24
Forfeited	(13,967)	$47.46
Unvested at September 30, 2025	319,111	$28.17

Incentive Stock Bonus Plan – On September 30, 2025, 20,248 of the shares granted under the 2014 Incentive Stock Bonus Plan remain outstanding, of which 15,438 shares are fully vested.  During the year ended September 30, 2025 and 2024, there were 100 and 0 unvested shares that were forfeited, respectively. The shares are being earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock.  The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo Simulation for issuances where the attainment of performance criteria is uncertain.  The grant date fair value of shares issued that remain outstanding as of September 30, 2025 was approximately $8.6 million.  The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met.  No compensation cost is recognized for awards where the requisite service period is not rendered.  During the years ended September 30, 2025 and 2024, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $(17,000) and $0, respectively.  As of September 30, 2025, all compensation expense related to the 2014 Incentive Stock Bonus Plan has been fully recognized.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2025 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2023	4,910	$412.50
Forfeited	-
Vested	-
Unvested at September 30, 2024	4,910	$412.50
Forfeited	(100)
Vested	-
Unvested at September 30, 2025	4,810	$412.50

Stock Bonus Plans – As of September 30, 2025, the Company has authorized the issuance of up to 59,460 shares of common stock from the Stock Bonus Plans and has issued a total of 59,460 shares of common stock under its Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares.

Stock Compensation Plans – On September 30, 2025, 21,134 shares were authorized for issuance pursuant to the Company’s Stock Compensation Plans, of which 5,107 shares were issued and outstanding.  No shares were issued from the Stock Compensation Plans during the years ended September 30, 2025 and 2024.

9. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees.  Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation.  The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. During the year ended September 30, 2025, 41,100 shares were issued to the Company’s 401(k) plan for a cost of approximately $218,000. During the year ended September 30, 2024, 4,562 shares were issued to the Company’s 401(k) plan for a cost of approximately $219,000.

10. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024 the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.7 million as of September 30, 2025.

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

As of September 30, 2025 and 2024, respectively, the net book value of the finance lease right-of-use asset is approximately $5.5 million and $7.4 million and the balance of the finance lease liability is approximately $8.0 million and $10.0 million, of which approximately $2.3 million and $2.0 million is current. These amounts include the San Tomas lease as well as other smaller finance leases for office equipment. During the years ended September 30, 2025 and 2024, the finance right-of-use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $1.8 million in both periods, which is included in research and development expense on the accompanying statements of operations. Total cash paid related to finance leases during the years ended September 30, 2025 and 2024 was approximately $2.7 million in both periods, of which approximately $0.8 million and $0.9 million, respectively, was for interest. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying statements of cash flows. As of September 30, 2025, the weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average remaining lease term is 3.09 years. As of September 30, 2024, the weighted average discount rate of the Company’s finance leases was 8.46% and the weighted average remaining lease term was 4.09 years. During the years ended September 30, 2025 and 2024, total finance lease costs were approximately $2.6 million and $2.7 million, consisting of approximately $1.8 million of lease asset amortization in both periods, and approximately $0.8 million and $0.9 million of interest on the finance lease liabilities, respectively. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right of use assets or lease liabilities but rather are expensed as incurred.  During the year ended September 30, 2025 and 2024, there were approximately $1.0 million and $0.9 million, respectively, of variable finance lease costs.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of September 30, 2025 are as follows:

Year ending September 30,
2026	$2,838,000
2027	2,929,000
2028	3,021,000
2029	255,000
Total future minimum lease obligation	9,043,000
Less imputed interest on finance lease obligations	(1,085,000)
Net present value of finance lease obligations	7,958,000
Net present value of finance lease obligations – current portion	2,274,000
Net present value of finance lease obligations – non-current portion	$5,684,000

The Company leases two facilities under operating leases.  The lease for the Company’s office headquarters will expire on November 30, 2025 which has been extended through an amendment to May 31, 2031 in October 2025. Refer to Note 16 for further details.  The lease for its research and development laboratory will expire on February 29, 2032. The operating leases include escalating rental payments. The Company is recognizing the related lease expense on a straight-line basis over the terms of the leases.

As of September 30, 2025 and 2024, respectively, the net book value of the operating lease right-of-use asset is approximately $1.3 million and $1.5 million and the balance of the operating lease liability is approximately $1.4 million and $1.7 million, of which approximately $0.2 million is current in both periods. During both the years ended September 30, 2025 and 2024, the Company incurred lease expense under operating leases of approximately $0.4 million. Total cash paid related to operating leases during the years ended September 30, 2025 and 2024 was approximately $0.4 million in both periods. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying statements of cash flows. As of September 30, 2025, the weighted average discount rate of the Company’s operating leases is 8.93% and the weighted average remaining lease term is 6.34 years. As of September 30, 2024, the weighted average discount rate of the Company’s operating leases was 9.0% and the weighted average remaining lease term was 6.98 years.

As of September 30, 2025, future minimum lease payments on operating leases are as follows:

Year ending September 30,
2026	$287,000
2027	277,000
2028	285,000
2029	294,000
2030	303,000
Thereafter	443,000
Total future minimum lease obligation	1,889,000
Less imputed interest on operating lease obligation	(463,000)
Net present value of operating lease obligations	1,426,000
Net present value of operating lease obligations – current portion	167,000
Net present value of operating lease obligations – non-current portion	$1,259,000

Notes Payable

On May 8, 2025, the Company entered into a promissory note agreement with an unrelated third party for a principal amount of $350,000 (the “Note Payable”). The Note Payable bears interest at a fixed rate of 10% per annum. The Note Payable was repaid in full on May 23, 2025.

11. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2025, certain officers and directors purchased 32,116 shares of restricted common stock directly from the Company at an aggregated fair market value of approximately $220,000. During the year ended September 30, 2024, certain officers and directors purchased 1,933 shares of restricted common stock at an aggregated fair market value of approximately $81,000.

On July 11, 2024, Geert Kersten, the Company’s Chief Executive Officer and a director, loaned the Company $200,000. On July 18, 2024, Mr. Kersten loaned the Company an additional $250,000.  These amounts were repaid on July 30, 2024.

On May 4, 2024, the Company modified the terms of Series UU, X, Y, N, MM, NN and RR warrants by extending the expiration dates by twenty-four (24) months from their current expiration dates. The incremental cost of this extension was approximately $0.7 million, which was recorded as a deemed dividend in the financial statements for the year ended September 30, 2024. The Series N, X, MM, NN, RR and UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

12. STOCKHOLDERS’ EQUITY

Exercise of Warrants

During the years ended September 30, 2025 and 2024, 733,834 and 189,335 pre-funded warrants were exercised, respectively.

Proceeds from the Sale of Common Stock

In August 2025, the Company sold 1,111,200 shares of common stock at a public offering price of $9.00 per share and received proceeds of approximately $9.0 million, net of issuance costs of approximately $1.0 million.

In July 2025, the Company sold 1,500,000 shares of common stock at a public offering price of $3.82 per share and received proceeds of approximately $5.1 million, net of issuance costs of approximately $0.6 million.

In May 2025, the Company sold 2,000,000 shares of common stock at a public offering price of $2.50 per share and received proceeds of approximately $4.5 million, net of issuance costs of approximately $0.5 million.

In March 2025, the Company sold 133,750 shares of common stock at an offering price of $4.80 per share and pre-funded warrants to purchase up to 399,585 shares of common stock, at an offering price of $4.797 per pre-funded warrant, for proceeds of approximately $2.1 million, net of issuance costs of approximately $0.5 million. As of September 30, 2025, all of the pre-funded warrants in connection with the March 2025 offering have been exercised.

In December 2024, the Company sold 251,750 shares of common stock at an offering price of $9.30 per share and pre-funded warrants to purchase up to 285,917 shares of common stock, at an offering price of $9.297 per pre-funded warrant, for proceeds of approximately $4.4 million, net of issuance costs of approximately $0.6 million. As of September 30, 2025, all of the pre-funded warrants in connection with the December 2024 offering have been exercised.

On July 29, 2024, the Company sold 123,834 shares of common stock at an offering price of $30.00 per share, and pre-funded warrants to purchase up to 237,667 shares of common stock, at an offering price of $29.70 per pre-funded warrant, for proceeds of approximately $9.7 million, net of issuance costs of approximately $1.1 million. As of September 30, 2025, all of the pre-funded warrants in connection with the July 2024 offering have been exercised.

The Company determined that the pre-funded warrants sold in the offerings disclosed above are freestanding financial instruments because they are both legally detachable and separately exercisable from the common stock sold in the offering. As such, the Company evaluated the pre-funded warrants to determine whether they represent instruments that require liability classification pursuant to the guidance in ASC 480. However, the Company concluded that the pre-funded warrants are not a liability within the scope of ASC 480 due to their characteristics. Further, the Company determined that the pre-funded warrants do not meet the definition of a derivative under ASC 815. Accordingly, the Company assessed the pre-funded warrants relative to the guidance in ASC No. 815-40, Contracts in Entity’s Own Equity, to determine the appropriate treatment. The Company concluded that the pre-funded warrants are both indexed to its own stock and meet all other conditions for equity classification. Accordingly, the Company has classified the pre-funded warrants as permanent equity and recorded them as a component of additional paid-in capital upon the closing of the financings.

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

Other Equity Transactions

In October 2024, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited (“Ergomed”) pursuant to which the Company issued 33,333 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company determined the issuance of shares to a non-employee for services rendered or to be rendered is within the scope of ASC 718. In accordance with ASC 718, the shares were not issued and outstanding for accounting purposes as they are unvested and forfeitable. The shares will be recognized on the settlement date and measured at fair value when the shares are settled for services rendered by Ergomed. The Company incurred share issuance costs of approximately $61,000 to issue the shares from this agreement which were immediately expensed. During the year ended September 30, 2025, 33,333 shares were sold by Ergomed and the proceeds used to settle $350,885 in outstanding payables for services provided to the Company. As of September 30, 2025, Ergomed did not hold any shares of CEL-SCI’s common stock.

13. FAIR VALUE MEASUREMENTS

The Company’s money market funds included in cash equivalents are measured at fair value on a recurring basis. The following tables summarize the Company’s fair value measurements and the level of inputs within the fair value hierarchy utilized to determine such fair value as of September 30:

September 30, 2025
Description	Level	Cost	Fair Value
Cash and cash equivalents
Cash	1	$-	$10,952,460
Money market funds included in cash and cash equivalents (Note 3)	1	$1,000	$1,000
Total cash and cash equivalents		$1,000	$10,953,460

September 30, 2024
Description	Level	Cost	Fair Value
Cash and cash equivalents
Cash	1	$-	$1,258,173
Money market funds included in cash and cash equivalents (Note 3)	1	$3,480,000	$3,480,000
Total cash and cash equivalents		$3,480,000	$4,738,173

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

The calculation of basic and diluted net loss per share includes 48,332 of the pre-funded warrants that remain outstanding as of September 30, 2024.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year Ended September 30,
	2025	2024
Loss per share – basic and diluted
Net loss available to common shareholders – basic and diluted	$(25,411,055)	$(27,579,921)
Weighted average shares outstanding – basic and Diluted	4,055,738	1,801,500
Basic and diluted loss per common share	$(6.27)	$(15.31)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2025	2024
Options and Warrants	744,976	578,352
Unvested Restricted Stock	4,810	4,910
Total	749,786	583,262

15.  SEGMENT REPORTING

As the Company operates as one reportable segment, all financial information required by ASC 280 can be found in the accompanying financial statements. The measure of segment assets is total assets as reported on the balance sheets. The Company has not generated any revenue as of the date of these financial statements. In accordance with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment loss. For the years ended September 30, 2025 and 2024, significant segment expenses include the Company’s operating expenses classified as research & development and general & administrative on the accompanying statements of operations. These significant segment expenses are disaggregated by type in the following table (rounded to the nearest thousand):

	Year Ended September 30,
	2025	2024
Research and development:
Salaries, wages & employee benefits	$5,900,000	$6,050,000
Stock-based compensation	832,000	2,896,000
Depreciation and amortization expense	3,846,000	3,925,000
Clinical trial expense	615,000	315,000
Supplies & materials	2,267,000	2,098,000
Other operating expenses	2,427,000	2,877,000
General & administrative:
Salaries, wages & employee benefits	1,444,000	1,450,000
Stock-based compensation	1,078,000	1,374,000
Legal & accounting fees	1,054,000	616,000
Public & investor relation costs	2,863,000	2,209,000
Other operating expenses	2,484,000	2,542,000
Interest expense, net	649,000	746,000
Other income, net	(48,000)	(178,000)
Net loss	$25,411,000	$26,920,000

16.  SUBSEQUENT EVENTS

On October 2, 2025, the Company entered into an amendment to the lease agreement for its office headquarters. The amendment extends the lease term from its original expiration date through May 31, 2031. This extension is expected to result in additional undiscounted minimum lease payments of approximately $420,000 over the extended period from December 1, 2025, to May 31, 2031.  The lease will continue to be classified as an operating lease.

On November 5, 2025, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited pursuant to which the Company issued 375,000 shares of common stock in exchange for services.

On December 4, 2025, the CEO purchased 8,389 shares of restricted common stock at an aggregate fair market value of approximately $50,000.

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December 2025.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Geert Kersten, Chief Executive Officer

By:	/s/ Patricia Prichep
Patricia Prichep, Chief Financial and Operations Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert Kersten	Chief Executive	December 23, 2025
Geert R. Kersten	Officer and a Director

/s/ Bruno Baillavoine	Director	December 23, 2025
Bruno Baillavoine

/s/ Robert Watson	Director	December 23, 2025
Robert Watson

CEL-SCI CORPORATION

FORM 10-K

FOR THE YEAR ENDED

SEPTEMBER 30, 2025

EXHIBITS