Form 10-Q
period 2025-12-31
CEL SCI CORP
filed 2026-02-17
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	8,457,967	February 9, 2026

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2025	September 30, 2025
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$6,277,582	$10,953,460
Prepaid expenses	514,974	332,301
Supplies used for R&D and manufacturing	230,448	303,282
Deposits	7,085	7,085
Total current assets	7,030,089	11,596,128

Finance lease right-of-use assets	5,097,641	5,548,186
Operating lease right-of-use assets	1,539,863	1,274,780
Property and equipment, net	5,570,874	6,079,295
Patent costs, net	101,548	119,856
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,235,559	1,218,402
Total assets	$22,894,675	$28,155,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,034,803	$1,061,351
Accrued expenses	430,460	711,820
Due to employees	1,060,143	916,588
Finance lease obligation, current portion	2,344,857	2,273,797
Operating lease obligation, current portion	170,288	166,990
Total current liabilities	5,040,551	5,130,546

Finance lease liabilities, net of current portion	5,067,394	5,684,127
Operating lease liabilities, net of current portion	1,523,076	1,258,990
Other liabilities	125,000	125,000
Total liabilities	11,756,021	12,198,663

Commitments and contingencies (Note E)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 8,419,610 and 8,015,701 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	80,547	80,157
Additional paid-in capital	555,950,469	555,299,844
Accumulated deficit	(544,892,362)	(539,422,916)
Total stockholders' equity	11,138,654	15,957,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,894,675	$28,155,748

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2025 and 2024

(UNAUDITED)

	2025	2024

Operating expenses:
Research and development	$3,677,230	$4,430,063
General & administrative	1,691,576	2,463,355
Total operating expenses	5,368,806	6,893,418

Operating loss	(5,368,806)	(6,893,418)

Interest expense, net	(87,789)	(170,103)
Other expense	(12,851)	(9,541)
Net loss	$(5,469,446)	$(7,073,062)

Net loss available to common shareholders	$(5,469,446)	$(7,073,062)

Net loss per common share – basic and diluted	$(0.68)	$(3.25)
Weighted average common shares outstanding – basic and diluted	8,015,739	2,177,529

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2025	8,015,701	$80,157	$555,299,844	$(539,422,916)	$15,957,085

401(k) contributions paid in common stock	10,864	109	57,153	-	57,262
Stock issued to nonemployees for service	9,656	97	57,635	-	57,732
Shares issued for settlement of clinical development costs	10,000	100	48,027	-	48,127
Purchase of stock by officers and directors	8,389	84	49,915	-	49,999
Equity based compensation - employees	-	-	443,275	-	443,275
Share issuance costs	-	-	(5,380)	-	(5,380)
Net loss	-	-	-	(5,469,446)	(5,469,446)

BALANCE, DECEMBER 31, 2025	8,054,610	$80,547	$555,950,469	$(544,892,362)	$11,138,654

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2024	2,126,682	$21,266	$526,857,678	$(514,011,861)	$12,867,083

Exercise of pre-funded warrants	48,333	483	(483)	-	-
401(k) contributions paid in common stock	4,761	48	57,086	-	57,134
Stock issued to nonemployees for service	5,154	52	396,035	-	396,087
Proceeds from the sale of common stock and pre-funded warrants	251,750	2,518	4,997,782	-	5,000,300
Equity based compensation - employees	(100)	(1)	711,382	-	711,381
Share issuance costs	-	-	(650,291)	-	(650,291)
Net loss	-	-	-	(7,073,062)	(7,073,062)

BALANCE, DECEMBER 31, 2024	2,436,580	$24,366	$532,369,189	$(521,084,923)	$11,308,632

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2025 and 2024

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,469,446)	$(7,073,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	964,422	995,192
Non-cash lease expense, net of lease payments	2,301	(135)
Share-based payments for services	58,318	396,839
Equity based compensation	443,275	711,381
Common stock contributed to 401(k) plan	57,262	57,133
Shares issued for settlement of clinic development costs	48,127	-
Loss on patent impairment	12,851	9,541
(Increase)/decrease in assets:
Prepaid expenses	(183,258)	(79,724)
Supplies used for R&D and manufacturing	55,677	193,842
Deposits	-	(4,000)
Increase/(decrease) in liabilities:
Accounts payable	71,171	473,514
Accrued expenses	(226,360)	(15,291)
Due to employees	143,555	194,797

Net cash used in operating activities	(4,022,105)	(4,139,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(32,954)

Net cash used in investing activities	-	(32,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	-	5,000,300
Payments of stock issuance costs	(158,115)	(469,020)
Proceeds from the purchase of stock by officers and directors	49,999	-
Payments on obligations under finance leases	(545,657)	(482,411)

Net cash (used in) provided by financing activities	(653,773)	4,048,869

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,675,878)	(124,058)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,953,460	4,738,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,277,582	$4,614,115

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2025 and 2024

(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2025	2024
Finance lease obligation included in accounts payable	$1,149	$1,087
Changes to operating right of use assets and liabilities	$312,725	$-
Obligations paid with issuance of common stock	$57,732	$396,087
Financing costs included in current liabilities	$-	$220,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$164,553	$207,735

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024 (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the “Company”) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2025.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of December 31, 2025 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2025 is derived from the September 30, 2025 audited financial statements.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at December 31, 2025 and September 30, 2025.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2025 and September 30, 2025.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company’s money market funds included in cash equivalents are valued using Level 1 inputs and measured at fair value on a recurring basis. The cost of the Company’s money market funds approximated their fair value at $5,051,000 and $1,000 as of December 31, 2025 and September 30, 2025, respectively.

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

Segments – ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure. The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). The Company’s CODM reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Because the CODM evaluates financial performance as a whole, management determined that the Company operates as a single reportable segment. The CODM does not review segment assets at a different asset level or category than the balance sheets. The CODM utilizes net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include research and development expenses and general & administrative expenses (see Note H).

Recently Adopted Accounting Standards

We have not adopted any new accounting guidance in fiscal year 2026 that has had a material impact on our consolidated financial statements or disclosures.

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

In December 2025, the FASB issued (“ASU 2025-11”), Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 - Interim Reporting and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company’s financial statement presentation and disclosures.

In December 2025, the FASB issued (“ASU 2025-12”), Codification Improvements, which includes changes that clarify, correct, or otherwise improve certain components of the Accounting Standards Codification. The standard is effective for the Company’s annual reporting periods beginning July 1, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the Company’s financial statement presentation and disclosures.

B. LIQUIDITY

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and expansion of manufacturing and laboratory facilities and conducting clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine, the Company’s lead investigational therapy, to market in the United States. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain approval from any regulatory agency for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

The Company sold no common stock during the three months ended December 31, 2025. In December 2024, the Company sold 251,750 shares of common stock at an offering price of $9.30 per share and pre-funded warrants to purchase up to 285,917 shares of common stock, at an offering price of $9.297 per pre-funded warrant, for proceeds of approximately $4.4 million, net of issuance costs of approximately $0.6 million. As of December 31, 2025, 285,917 of the pre-funded warrants in connection with the December 2024 offering have been exercised.

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

Other Equity Transactions

In November 2025, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited (“Ergomed”) pursuant to which the Company issued 375,000 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company determined the issuance of shares to a non-employee for services rendered or to be rendered is within the scope of ASC 718. In accordance with ASC 718, the shares were not issued and outstanding for accounting purposes as they are unvested and forfeitable. The shares will be recognized on the settlement date and measured at fair value when the shares are settled for services rendered by Ergomed. The Company incurred share issuance costs of approximately $32,000 to issue the shares from this agreement which were immediately expensed. During the quarter ended December 31, 2025, 10,000 shares were sold by Ergomed and the proceeds used to settle $48,127 in outstanding payables for services provided to the Company. As of December 31, 2025, Ergomed held 365,000 shares of CEL-SCI’s common stock.

In October 2024, the Company entered into a Securities Purchase Agreement with Ergomed pursuant to which the Company issued 33,333 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company incurred share issuance costs of approximately $61,000 to issue the shares from this agreement which were immediately expensed. During the three months ended March 31, 2025, 33,333 shares were sold by Ergomed and the proceeds used to settle $350,885 in outstanding payables for services provided to the Company.

Equity Compensation

Underlying share information for equity compensation plans as of December 31, 2025 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	4,614
Non-Qualified Stock Option Plans	709,576
Stock Bonus Plans	59,460
Stock Compensation Plans	21,134
Incentive Stock Bonus Plan	21,334

 Stock Option Activity:

	Three Months Ended December 31,
	2025	2024
Options granted	1,000	16,750
Options exercised	-	-
Options forfeited	565	528
Options expired	-	2

Share-Based Compensation Expense:

	Three Months Ended December 31,
	2025	2024
Employees	$443,275	$711,381
Non-employees	$58,318	$396,839

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2025:

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

1. Equity Warrants

Changes in Equity Warrants

No pre-funded warrants or warrants recorded as equity were issued during the three months ended December 31, 2025. During the three months ended December 31, 2024, 285,917 pre-funded warrants at an offering price of $9.30 were issued.

No pre-funded warrants or warrants recorded as equity were exercised during the three months ended December 31, 2025. During the three months ended December 31, 2024, 48,333 pre-funded warrants were exercised.

2. Options and Shares Issued to Consultants

During the three months ended December 31, 2025 and 2024, the Company issued 9,656 and 5,154 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $5.98 and $25.50 during the three months ended December 31, 2025 and 2024, respectively.

No options were issued to a consultant during the three months ended December 31, 2025. During the three months ended December 31, 2024, the Company issued 16,667 options to a consultant with an exercise price of $21.00 and the weighted average grant date fair value was $15.10. The options vest immediately and will expire on November 1, 2034.

During the three months ended December 31, 2025 and 2024, the Company recorded total expense of approximately $58,000 and $397,000, respectively, relating to the share-based compensation under various consulting agreements. On December 31, 2025 and September 30, 2025, consulting fees of approximately $47,000 in both periods are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

On December 4, 2025, the Company’s CEO purchased 8,389 shares of restricted common stock at an aggregate fair market value of approximately $50,000. There were no related party transactions during the three months ended December 31, 2024.

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024 the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.7 million as of December 31, 2025.

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

As of December 31, 2025 and September 30, 2025, respectively, the net book value of the finance lease right-of-use asset is approximately $5.1 million and $5.5 million and the balance of the finance lease liability is approximately $7.4 million and $8.0 million, of which approximately $2.3 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. During the three months ended December 31, 2025 and 2024, the finance right-of-use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $0.5 million in both periods, which is included in research and development expense on the accompanying condensed statements of operations. Total cash paid related to finance leases during the three months ended December 31, 2025 and 2024, was approximately $0.7 million for both periods, of which approximately $0.2 million was for interest. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying condensed statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of December 31, 2025, the weighted average discount rate of the Company’s finance leases is 8.47% and the weighted average remaining lease term is 2.83 years. As of September 30, 2025, the weighted average discount rate of the Company’s finance leases is 8.46% and the weighted average remaining lease term is 3.09 years. During the three months ended December 31, 2025 and 2024, total finance lease costs were approximately $0.7 million in both periods, consisting of approximately $0.5 million of lease asset amortization and approximately $0.2 million of interest on the finance lease liabilities. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right-of-use assets or lease liabilities but rather are expensed as incurred. During the three months ended December 31, 2025 and 2024, there were approximately $0.3 million of variable finance lease costs, which are included in research and development expense on the accompanying condensed statements of operations.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount is shown as a deposit on the Company’s balance sheets until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of December 31, 2025 are as follows:

Nine months ending September 30, 2026	$2,134,000
Year ending September 30,
2027	2,929,000
2028	3,021,000
2029	255,000
Total future minimum lease obligation	8,339,000
Less imputed interest on finance lease obligations	(927,000)
Net present value of financing lease obligations	7,412,000
Less net present value of financing lease obligations – current portion	(2,345,000)
Net present value of financing lease obligations - non-current portion	$5,067,000

The Company leases two facilities under operating leases. On October 2, 2025, the Company entered into an amendment to the lease agreement for its office headquarters. The amendment extends the lease term from its original expiration date through May 31, 2031. This extension is expected to result in additional undiscounted minimum lease payments of approximately $0.4 million over the extended period from December 1, 2025, to May 31, 2031. The lease will continue to be classified as an operating lease. The lease for its research and development laboratory will expire on February 29, 2032. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases.

As of December 31, 2025 and September 30, 2025, respectively, the net book value of the operating lease right-of-use asset is approximately $1.5 million and $1.3 million and the balance of the operating lease liability is approximately $1.7 million and $1.4 million, of which approximately $0.2 million is current in both periods. The lease for the Company’s office headquarters was renewed in October 2025. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of renewal. This resulted in an increase of approximately $0.3 million to the operating lease right of use asset and liability. During the three months ended December 31, 2025 and 2024, the Company incurred lease expense under operating leases of approximately $0.1 million in both periods, which is included in general and administrative expense on the accompanying condensed statements of operations. Total cash paid related to operating leases during the three months ended December 31, 2025 and 2024 was approximately $0.1 million for both periods. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of December 31, 2025, the weighted average discount rate of the Company’s operating leases is 8.98% and the weighted average remaining lease term is 6.03 years. As of September 30, 2025, the weighted average discount rate of the Company’s operating leases is 8.93% and the weighted average remaining lease term is 6.34 years.

As of December 31, 2025, approximate future minimum lease payments on operating leases are as follows:

Nine months ending September 30, 2026	$229,000
Year ending September 30,
2027	357,000
2028	367,000
2029	378,000
2030	390,000
2031	371,000
Thereafter	131,000
Total future minimum lease obligation	2,223,000
Less imputed interest on operating lease obligation	(530,000)
Net present value of operating lease obligations	1,693,000
Less net present value of operating lease obligations - current portion	(170,000)
Net present value of operating lease obligations - non-current portion	$1,523,000

F. PATENTS

During the three months ended December 31, 2025 and 2024, the Company abandoned three patents in each period which resulted in an impairment of $12,851 and $9,541 on patent costs, respectively. The weighted average amortization period for patents is approximately 6 years. For the three months ended December 31, 2025 and 2024, amortization of patent costs totaled approximately $5,000 and $8,000, respectively, and is included in general and administrative expense on the accompanying condensed statements of operations. The total estimated future amortization is as follows:

Nine months ending September 30, 2026	$14,000
Year ending September 30,
2027	18,000
2028	17,000
2029	15,000
2030	13,000
2031	9,000
Thereafter	16,000
Total	$102,000

G. LOSS PER COMMON SHARE

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

The calculation of basic and diluted net loss per share includes 285,917 of the pre-funded warrants that remain outstanding as of December 31, 2024.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Three Months
	Ended December 31,
	2025	2024
Loss per share – basic and diluted
Net loss available to common shareholders – basic and diluted	$(5,469,446)	$(7,073,062)
Weighted average shares outstanding – basic and diluted	8,015,739	2,177,529
Basic and diluted loss per common share	$(0.68)	$(3.25)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2025	2024
Options and Warrants	745,412	594,573
Unvested Common Stock	365,000	33,334
Unvested Restricted Stock	4,810	4,810
Total	1,115,222	632,717

H. SEGMENT REPORTING

As the Company operates as one reportable segment, all financial information required by ASC 280 can be found in the accompanying financial statements. The measure of segment assets is total assets as reported on the balance sheets. The Company has not generated any revenue as of the date of these financial statements. In accordance with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment loss. For the three months ended December 31, 2025 and 2024, significant segment expenses include the Company’s operating expenses classified as research & development and general & administrative on the accompanying statements of operations. These significant segment expenses are disaggregated by type in the following table (rounded to the nearest thousand):

	Three Months Ended December 31,
	2025	2024
Research and development:
Salaries, wages & employee benefits	$1,543,000	$1,544,000
Stock-based compensation	257,000	394,000
Depreciation and amortization expense	956,000	986,000
Clinical trial expense	41,000	400,000
Supplies & materials	242,000	520,000
Other operating expenses	638,000	586,000
General & administrative:
Salaries, wages & employee benefits	377,000	363,000
Stock-based compensation	186,000	317,000
Legal & accounting fees	285,000	356,000
Public & investor relation costs	317,000	862,000
Other operating expenses	526,000	565,000
Interest expense, net	88,000	170,000
Other income, net	13,000	10,000
Net loss	$5,469,000	$7,073,000

I. SUBSEQUENT EVENTS

On January 22, 2026, the Company’s CEO purchased 38,023 shares of restricted common stock at an aggregate fair market value of approximately $200,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

CEL-SCI Corporation is a late clinical-stage biotechnology company dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies with emphasis on Multikine:

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

Keytruda was approved by FDA in June 2025 as a perioperative (before and after surgery) treatment for respectable locally advanced head and neck cancer patients whose tumors express PD-L1 at a positive level. In Merck’s Phase 3 KEYNOTE-689 trial, Keytruda reduced the risk of recurrence and progression by 30%, compared with standard of care, in patients whose tumors expressed PD-L1 (CPS ≥1). The study did not show an improvement in overall survival. Patients with low to zero levels of PD-L1 did not benefit from Keytruda.

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

CEL-SCI applied to the FDA for a 212-patient randomized controlled confirmatory registration study focusing only on those patients in the target population, which accounts for approximately 100,000 patients worldwide per year. CEL-SCI is moving forward with a Phase 3 confirmatory registration study of Multikine in the target population.

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

The cost of the confirmatory registration study is estimated to be about $30-$35 million. The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations. Due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2024, 48,333 pre-funded warrants were exercised. No warrants were exercised during the three months ended December 31, 2025.

During the three months ended December 31, 2025, the Company’s cash decreased by approximately $4.7 million. The significant components of this decrease included cash used to fund the Company’s regular operations of approximately $4.0 million, approximately $0.5 million in payments on the Company’s finance lease obligations, and approximately $0.2 million in stock issuance costs.

During the three months ended December 31, 2024, the Company’s cash decreased by approximately $0.1 million. Significant components of this decrease included net proceeds from the December 2024 financing of $4.5 million offset by cash used to fund the Company’s regular operations of approximately $4.1 million and approximately $0.5 million in payments on the Company’s finance lease obligations.

Primarily as a result of CEL-SCI’s losses incurred to date, its expected continued future losses, and limited cash balances, CEL-SCI has included a disclosure in its financial statements expressing substantial doubt about its ability to continue as a going concern.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $5.4 million for the three months ended December 31, 2025. This net operating loss consists of significant non-cash expenses including approximately $0.5 million in share-based compensation to employees and non-employees, and approximately $1.0 million in depreciation and amortization expense.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of our products, and include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
•	expenses incurred under agreements with Clinical Research Organizations, or CROs, and consultants that conduct and provide supplies for our clinical studies and clinical trials;
•	costs associated with clinical activities and development activities; and
•	costs related to compliance with regulatory requirements.

The following table summarizes our research and development expenses for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(in thousands)	2025	2024
Clinical trial expense	$41	$400
Supplies & materials	242	520
Personnel-related expenses	1,543	1,544
Stock-based compensation	257	394
Depreciation and amortization expense	956	986
Other expenses	638	586
Total research and development expenses	$3,677	$4,430

During the three months ended December 31, 2025, the research and development expenses decreased by approximately $0.8 million, or 17%, compared to the three months ended December 31, 2024. This decrease is primarily due to a $0.4 million decrease in clinical studies costs as a result of preparing the confirmatory study for enrollment in the prior period, $0.3 million decrease in costs incurred for supplies and materials used and a decrease of $0.1 million of employee stock compensation expense compared to the prior period.

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Three Months Ended
	December 31,
	2025	2024
MULTIKINE	$3,677,230	$4,409,465
LEAPS	-	20,598
TOTAL	$3,677,230	$4,430,063

CEL-SCI’s Phase III clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility. The Phase III clinical trial was fully enrolled in September 2016, reached its primary endpoint in April 2020 and achieved database lock in December 2020. The data was unblinded in June 2021, the primary endpoint results were announced in June 2021, additional data was presented at ASCO 2022, ESMO 2022, ECHNO 2023, ESTRO 2023, ESMO 2023, IDDST 2024 and ESMO 2024. Data was then published in a comprehensive article in POR 2025. As part of CEL-SCI’s global regulatory approval strategy, CEL-SCI concurrently plans to conduct a Phase 3 confirmatory registration study to support a filing for marketing authorization in the United States and pursue filings for marketing authorization in Canada, United Kingdom and Europe. In August 2025, a Multikine Breakthrough Medicine Designation application was filed with the Saudi Food and Drug Authority (SFDA) in the Kingdom of Saudi Arabia by one of the Kingdom’s premier pharmaceutical and healthcare companies.

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

General and Administrative Expenses

During the three months ended December 31, 2025, general and administrative expenses decreased by approximately $0.8 million, or 31%, compared to the three months ended December 31, 2024. This decrease is primarily due to a $0.1 million decrease in employee stock compensation, $0.6 million decrease in costs related to public relations, and $0.1 million decrease in accounting and legal fees for various registration statements in the prior period.

Interest Expense, Net

During the three months ended December 31, 2025, net interest expense decreased by approximately $0.1 million, or 47%, compared to the three months ended December 31, 2024. This decrease is primarily due to less interest paid on leases as higher principal balances have been paid over the last period and higher interest and dividend income received in the current period.

Critical Accounting Estimates

CEL-SCI's significant accounting estimates are more fully described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. However, certain accounting estimates are particularly important to the portrayal of CEL-SCI’s financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those estimates, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Operations Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2025. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial and Operations Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2025, the Company issued 9,656 restricted shares of common stock to a consultant for investor relations services.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2025.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 17, 2026	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer

/s/ Patricia Prichep
Patricia Prichep
Principal Financial Officer

