Form 10-Q
period 2026-03-31
CEL SCI CORP
filed 2026-05-15
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	8,493,111	May 11, 2026

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2026	September 30, 2025
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,890,732	$10,953,460
Prepaid expenses	713,916	332,301
Supplies used for R&D and manufacturing	281,462	303,282
Deposits	7,805	7,085
Total current assets	2,893,915	11,596,128

Finance lease right-of-use assets	4,647,097	5,548,186
Operating lease right-of-use assets	1,491,402	1,274,780
Property and equipment, net	5,070,981	6,079,295
Patent costs, net	73,328	119,856
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,211,450	1,218,402
Total assets	$17,707,274	$28,155,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$933,788	$1,061,351
Accrued expenses	404,220	711,820
Due to employees	857,363	916,588
Finance lease obligation, current portion	2,416,298	2,273,797
Operating lease obligation, current portion	196,340	166,990
Total current liabilities	4,808,009	5,130,546

Finance lease liabilities, net of current portion	4,431,475	5,684,127
Operating lease liabilities, net of current portion	1,468,116	1,258,990
Other liabilities	125,000	125,000
Total liabilities	10,832,600	12,198,663

Commitments and contingencies (Note E)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 8,492,777 and 8,015,701 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	82,118	80,157
Additional paid-in capital	557,150,669	555,299,844
Accumulated deficit	(550,358,113)	(539,422,916)
Total stockholders' equity	6,874,674	15,957,085

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,707,274	$28,155,748

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

	2026	2025

Operating expenses:
Research and development	$7,444,145	$8,444,328
General & administrative	3,250,670	4,843,193
Total operating expenses	10,694,815	13,287,521

Operating loss	(10,694,815)	(13,287,521)

Interest expense, net	(205,274)	(348,389)
Other expense	(35,108)	(9,541)
Net loss	$(10,935,197)	$(13,645,451)

Net loss available to common shareholders	$(10,935,197)	$(13,645,451)

Net loss per common share – basic and diluted	$(1.35)	$(5.47)
Weighted average common shares outstanding – basic and diluted	8,076,313	2,494,247

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

	2026	2025

Operating expenses:
Research and development	$3,766,915	$4,014,265
General & administrative	1,559,094	2,379,838
Total operating expenses	5,326,009	6,394,103

Operating loss	(5,326,009)	(6,394,103)

Interest expense, net	(117,485)	(178,286)
Other expense	(22,257)	-
Net loss	$(5,465,751)	$(6,572,389)

Net loss available to common shareholders	$(5,465,751)	$(6,572,389)

Net loss per common share – basic and diluted	$(0.67)	$(2.33)
Weighted average common shares outstanding – basic and diluted	8,138,233	2,818,004

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2025	8,015,701	$80,157	$555,299,844	$(539,422,916)	$15,957,085

401(k) contributions paid in common stock	10,864	109	57,153	-	57,262
Stock issued to nonemployees for service	9,656	97	57,635	-	57,732
Shares issued for settlement of clinical development costs	10,000	100	48,027	-	48,127
Purchase of stock by officers and directors	8,389	84	49,915	-	49,999
Equity based compensation - employees	-	-	443,275	-	443,275
Share issuance costs	-	-	(5,380)	-	(5,380)
Net loss	-	-	-	(5,469,446)	(5,469,446)

BALANCE, DECEMBER 31, 2025	8,054,610	$80,547	$555,950,469	$(544,892,362)	$11,138,654

401(k) contributions paid in common stock	19,229	192	61,596	-	61,788
Stock issued to nonemployees for service	15,915	159	56,779	-	56,938
Shares issued for settlement of clinical development costs	84,000	840	430,823	-	431,663
Purchase of stock by officers and directors	38,023	380	199,621	-	200,001
Equity based compensation – employees	-	-	451,381	-	451,381
Net loss	-	-	-	(5,465,751)	(5,465,751)

BALANCE, MARCH 31, 2026	8,211,777	$82,118	$557,150,669	$(550,358,113)	$6,874,674

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2024	2,126,682	$21,266	$526,857,678	$(514,011,861)	$12,867,083

Exercise of pre-funded warrants	48,333	483	(483)	-	-
401(k) contributions paid in common stock	4,761	48	57,086	-	57,134
Stock issued to nonemployees for service	5,154	52	396,035	-	396,087
Proceeds from the sale of common stock and pre-funded warrants	251,750	2,518	4,997,782	-	5,000,300
Equity based compensation - employees	(100)	(1)	711,382	-	711,381
Share issuance costs	-	-	(650,291)	-	(650,291)
Net loss	-	-	-	(7,073,062)	(7,073,062)

BALANCE, DECEMBER 31, 2024	2,436,580	$24,366	$532,369,189	$(521,084,923)	$11,308,632

Exercise of pre-funded warrants	199,250	1,993	(1,993)	-	-
401(k) contributions paid in common stock	7,524	75	53,979	-	54,054
Stock issued to nonemployees for service	1,667	17	60,185	-	60,202
Proceeds from the sale of common stock and pre-funded warrants	133,750	1,338	2,558,662	-	2,560,000
Shares issued for settlement of clinical development costs	33,333	333	350,552	-	350,885
Equity based compensation - employees	-	-	685,668	-	685,668
Share issuance costs	-	-	(449,197)	-	(449,197)
Net loss	-	-	-	(6,572,389)	(6,572,389)

BALANCE, MARCH 31, 2025	2,812,104	$28,122	$535,627,045	$(527,657,312)	$7,997,855

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,935,197)	$(13,645,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,920,823	1,965,294
Non-cash lease expense, net of lease payments	21,854	(911)
Share-based payments for services	115,424	506,760
Equity based compensation	894,656	1,397,050
Common stock contributed to 401(k) plan	119,050	111,188
Shares issued for settlement of clinical development costs	479,790	350,885
Loss on patent impairment	35,108	9,541
(Increase)/decrease in assets:
Prepaid expenses	(382,369)	35,163
Supplies used for R&D and manufacturing	28,772	206,182
Deposits	(720)	(4,000)
Increase/(decrease) in liabilities:
Accounts payable	(29,860)	104,209
Accrued expenses	(252,600)	(39,541)
Due to employees	(59,225)	494,079

Net cash used in operating activities	(8,044,494)	(8,509,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(32,954)

Net cash used in investing activities	-	(32,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	-	7,560,300
Payments of stock issuance costs	(158,115)	(850,391)
Proceeds from the purchase of stock by officers and directors	250,000	-
Payments on obligations under finance leases	(1,110,119)	(981,271)

Net cash (used in) provided by financing activities	(1,018,234)	5,728,638

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,062,728)	(2,813,868)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,953,460	4,738,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,890,732	$1,924,305

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2026	2025
Finance lease obligation included in accounts payable	$1,165	$1,649
Changes to operating right of use assets and liabilities	$312,725	$-
Obligations paid with issuance of common stock	$114,670	$456,289
Financing costs included in current liabilities	$-	$288,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$317,391	$404,557

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and the results of its operations for the six months then ended. The condensed balance sheet as of September 30, 2025 is derived from the September 30, 2025 audited financial statements.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at March 31, 2026 and September 30, 2025.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of March 31, 2026 and September 30, 2025.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  The Company’s money market funds included in cash equivalents are valued using Level 1 inputs and measured at fair value on a recurring basis. The cost of the Company’s money market funds approximated their fair value at $1,251,000 and $1,000 as of March 31, 2026 and September 30, 2025, respectively.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

The Company sold no common stock during the six months ended March 31, 2026. In March 2025, the Company sold 133,750 shares of common stock at an offering price of $4.80 per share and pre-funded warrants to purchase up to 399,585 shares of common stock, at an offering price of $4.797 per pre-funded warrant, for proceeds of approximately $2.1 million, net of issuance costs of approximately $0.5 million. As of March 31, 2026, all of the pre-funded warrants in connection with the March 2025 offering have been exercised.

In December 2024, the Company sold 251,750 shares of common stock at an offering price of $9.30 per share and pre-funded warrants to purchase up to 285,917 shares of common stock, at an offering price of $9.297 per pre-funded warrant, for proceeds of approximately $4.4 million, net of issuance costs of approximately $0.6 million. As of March 31, 2026, all of the pre-funded warrants in connection with the December 2024 offering have been exercised.

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

Other Equity Transactions

In November 2025, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited (“Ergomed”) pursuant to which the Company issued 375,000 shares of common stock in exchange for services. The shares are legally issued and outstanding.  The Company determined the issuance of shares to a non-employee for services rendered or to be rendered is within the scope of ASC 718. In accordance with ASC 718, the shares were not issued and outstanding for accounting purposes as they are unvested and forfeitable. The shares will be recognized on the settlement date and measured at fair value when the shares are settled for services rendered by Ergomed. The Company incurred share issuance costs of approximately $32,000 to issue the shares from this agreement which were immediately expensed. During the six months ended March 31, 2026, 94,000 shares were sold by Ergomed and the proceeds were used to settle $144,998 in outstanding payables for services provided to the Company with the remaining proceeds of $334,792 recognized as a prepaid expense on the accompanying condensed balance sheets as of March 31, 2026. During the three months ended March 31, 2026, 84,000 shares were sold by Ergomed and the proceeds were used to settle $96,871 in outstanding payables for services provided to the Company with the remaining proceeds of $334,792 recognized as a prepaid expense on the accompanying condensed balance sheets as of March 31, 2026. As of March 31, 2026, Ergomed held 281,000 shares of CEL-SCI’s common stock.

In October 2024, the Company entered into a Securities Purchase Agreement with Ergomed pursuant to which the Company issued 33,333 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company incurred share issuance costs of approximately $61,000 to issue the shares from this agreement which were immediately expensed. During the six months ended March 31, 2025, 33,333 shares were sold by Ergomed and the proceeds used to settle $350,885 in outstanding payables for services provided to the Company.

Equity Compensation

Underlying share information for equity compensation plans as of March 31, 2026 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	4,614
Non-Qualified Stock Option Plans	709,576
Stock Bonus Plans	59,460
Stock Compensation Plans	21,134
Incentive Stock Bonus Plan	21,334

Stock Option Activity:

	Six Months Ended March 31,
	2026	2025
Options granted	2,500	16,784
Options exercised	-	-
Options forfeited	565	922
Options expired	-	2

	Three Months Ended March 31,
	2026	2025
Options granted	1,500	34
Options exercised	-	-
Options forfeited	-	395
Options expired	-	-

Share-Based Compensation Expense:

	Six Months Ended March 31,
	2026	2025
Employees	$894,656	$1,397,050
Non-employees	$115,424	$506,760

	Three Months Ended March 31,
	2026	2025
Employees	$451,381	$685,668
Non-employees	$57,106	$109,921

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at March 31, 2026:

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

1. Equity Warrants

Changes in Equity Warrants

No pre-funded warrants or warrants recorded as equity were issued during the six months ended March 31, 2026. During the six months ended March 31, 2025, 399,585 and 285,917 pre-funded warrants at an offering price of $4.80 and $9.30, respectively, were issued.

No pre-funded warrants or warrants recorded as equity were exercised during the six months ended March 31, 2026. During the six months ended March 31, 2025, 247,583 pre-funded warrants were exercised.

No pre-funded warrants or warrants recorded as equity expired or were extended during the six months ended March 31, 2026 and 2025.

2. Options and Shares Issued to Consultants

During the six months ended March 31, 2026 and 2025, the Company issued 25,571 and 6,821 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $4.48 and $26.13 during the six months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company issued 15,915 and 1,667 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $5.98 and $28.26 during the three months ended March 31, 2026 and 2025, respectively.

No options were issued to a consultant during the six months ended March 31, 2026. During the six months ended March 31, 2025, the Company issued 16,667 options to a consultant with an exercise price of $21.00 and the weighted average grant date fair value was $15.10. The options vest immediately and will expire on November 1, 2034.

During the six months ended March 31, 2026 and 2025, the Company recorded total expense of approximately $115,000 and $507,000, respectively, relating to the share-based compensation under various consulting agreements. During the three months ended March 31, 2026 and 2025, the Company recorded total expense of approximately $57,000 and $110,000, respectively, relating to the share-based compensation under various consulting agreements. On March 31, 2026 and September 30, 2025, consulting fees of approximately $47,000 in both periods, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2026, the Company’s CEO purchased 46,412 shares of restricted common stock at an aggregate fair market value of approximately $250,000. During the three months ended March 31, 2026, the Company’s CEO purchased 38,023 shares of restricted common stock at an aggregate fair market value of approximately $200,000. There were no related party transactions during the six months ended March 31, 2025.

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024 the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.7 million as of March 31, 2026.

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

As of March 31, 2026 and September 30, 2025, respectively, the net book value of the finance lease right-of-use asset is approximately $4.6 million and $5.5 million and the balance of the finance lease liability is approximately $6.8 million and $8.0 million, of which approximately $2.4 million and $2.3 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. During the six months ended March 31, 2026 and 2025, the finance right-of-use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $0.9 million in both periods, which is included in research and development expense on the accompanying condensed statements of operations. Total cash paid related to finance leases during the six months ended March 31, 2026 and 2025, was approximately $1.4 million for both periods, of which approximately $0.3 million and $0.4 million was for interest, respectively. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying condensed statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of March 31, 2026, the weighted average discount rate of the Company’s finance leases is 8.47% and the weighted average remaining lease term is 2.59 years. As of September 30, 2025, the weighted average discount rate of the Company’s finance leases was 8.46% and the weighted average remaining lease term was 3.09 years. During the six months ended March 31, 2026 and 2025, total finance lease costs were approximately $1.2 million and $1.3 million, respectively, consisting of approximately $0.9 million of lease asset amortization for both periods and approximately $0.3 million and $0.4 million of interest on the finance lease liabilities, respectively. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right-of-use assets or lease liabilities but rather are expensed as incurred. During the six months ended March 31, 2026 and 2025, there were approximately $0.5 million of variable finance lease costs, which are included in research and development expense on the accompanying condensed statements of operations.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount is shown as a deposit on the Company’s balance sheets until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of March 31, 2026 are as follows:

Six months ending September 30, 2026	$1,423,000
Year ending September 30,
2027	2,929,000
2028	3,021,000
2029	255,000
Total future minimum lease obligation	7,628,000
Less imputed interest on finance lease obligations	(781,000)
Net present value of financing lease obligations	6,847,000
Less net present value of financing lease obligations – current portion	(2,416,000)
Net present value of financing lease obligations - non-current portion	$4,431,000

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

As of March 31, 2026 and September 30, 2025, respectively, the net book value of the operating lease right-of-use asset is approximately $1.5 million and $1.3 million and the balance of the operating lease liability is approximately $1.7 million and $1.4 million, of which approximately $0.2 million is current in both periods. The lease for the Company’s office headquarters was renewed in October 2025. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of renewal. This resulted in an increase of approximately $0.3 million to the operating lease right of use asset and liability. During the six months ended March 31, 2026 and 2025, the Company incurred lease expense under operating leases of approximately $0.1 million in both periods, which is included in general and administrative expense on the accompanying condensed statements of operations. Total cash paid related to operating leases during the six months ended March 31, 2026 and 2025 was approximately $0.2 million for both periods. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of March 31, 2026, the weighted average discount rate of the Company’s operating leases is 8.94% and the weighted average remaining lease term is 5.75 years. As of September 30, 2025, the weighted average discount rate of the Company’s operating leases was 8.93% and the weighted average remaining lease term was 6.34 years.

As of March 31, 2026, approximate future minimum lease payments on operating leases are as follows:

Six months ending September 30, 2026	$162,000
Year ending September 30,
2027	357,000
2028	367,000
2029	378,000
2030	390,000
2031	371,000
Thereafter	131,000
Total future minimum lease obligation	2,156,000
Less imputed interest on operating lease obligation	(492,000)
Net present value of operating lease obligations	1,664,000
Less net present value of operating lease obligations - current portion	(196,000)
Net present value of operating lease obligations - non-current portion	$1,468,000

F. PATENTS

During the six months ended March 31, 2026 and 2025, the Company abandoned five and three patents, respectively, which resulted in an impairment of $35,108 and $9,541 on patent costs, respectively. The weighted average amortization period for patents is approximately 6 years. For the six months ended March 31, 2026 and 2025, amortization of patent costs totaled approximately $11,000 and $15,000, respectively, and is included in general and administrative expense on the accompanying condensed statements of operations. For the three months ended March 31, 2026 and 2025, amortization of patent costs totaled approximately $6,000 and $7,000, respectively, and is included in general and administrative expense on the accompanying condensed statements of operations. The total estimated future amortization is as follows:

Six months ending September 30, 2026	$7,000
Year ending September 30,
2027	15,000
2028	14,000
2029	11,000
2030	10,000
2031	5,000
Thereafter	11,000
Total	$73,000

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

The calculation of basic and diluted net loss per share for the periods ending March 31, 2025 includes 486,250 of the pre-funded warrants that remained outstanding as of March 31, 2025.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Six Months		Three Months
	Ended March 31,		Ended March 31,
	2026	2025	2026	2025
Loss per share – basic and diluted
Net loss available to common – basic and diluted	$(10,935,197)	$(13,645,451)	$(5,465,751)	$(6,572,389)
Weighted average shares outstanding – basic and diluted	8,076,313	2,494,247	8,138,233	2,818,004
Basic and diluted loss per common share	$(1.35)	$(5.47)	$(0.67)	$(2.33)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2026	2025
Options and Warrants	746,912	594,211
Unvested Common Stock	281,000	-
Unvested Restricted Stock	4,810	4,810
Total	1,032,722	599,021

H. SEGMENT REPORTING

As the Company operates as one reportable segment, all financial information required by ASC 280 can be found in the accompanying financial statements. The measure of segment assets is total assets as reported on the balance sheets. The Company has not generated any revenue as of the date of these financial statements. In accordance with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment loss. For the six and three months ended March 31, 2026 and 2025, significant segment expenses include the Company’s operating expenses classified as research & development and general & administrative on the accompanying statements of operations. These significant segment expenses are disaggregated by type in the following tables (rounded to the nearest thousand):

	Six Months Ended March 31,
	2026	2025
Research and development:
Salaries, wages & employee benefits	$3,100,000	$3,078,000
Stock-based compensation	527,000	769,000
Depreciation and amortization expense	1,904,000	1,945,000
Clinical trial expense	47,000	471,000
Supplies & materials	579,000	1,011,000
Other operating expenses	1,287,000	1,170,000
General & administrative:
Salaries, wages & employee benefits	759,000	746,000
Stock-based compensation	368,000	628,000
Legal & accounting fees	387,000	500,000
Public & investor relation costs	718,000	1,832,000
Other operating expenses	1,019,000	1,137,000
Interest expense, net	205,000	348,000
Other income, net	35,000	10,000
Net loss	$10,935,000	$13,645,000

	Three Months Ended March 31,
	2026	2025
Research and development:
Salaries, wages & employee benefits	$1,557,000	$1,534,000
Stock-based compensation	270,000	375,000
Depreciation and amortization expense	948,000	959,000
Clinical trial expense	6,000	71,000
Supplies & materials	337,000	491,000
Other operating expenses	649,000	584,000
General & administrative:
Salaries, wages & employee benefits	382,000	383,000
Stock-based compensation	182,000	311,000
Legal & accounting fees	102,000	144,000
Public & investor relation costs	401,000	970,000
Other operating expenses	493,000	572,000
Interest expense, net	117,000	178,000
Other income, net	22,000	-
Net loss	$5,466,000	$6,572,000

I. SUBSEQUENT EVENTS

On May 13, 2026, the Company sold 6,000,000 shares of common stock at an offering price of $1.20 per share for gross proceeds of approximately $7.2 million.

On May 13, 2026, the CEO purchased 100,000 shares of restricted common stock at an aggregate fair market value of approximately $119,000. On May 14, 2026, the de Clara Trust, of which the Company’s CEO is a trustee, purchased 300,000 shares of restricted common stock at an aggregate fair market value of approximately $360,000.

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

In March 2025, CEL-SCI published a comprehensive presentation of results from the Phase 3 trial in the peer reviewed journal Pathology and Oncology Research (POR). The article is titled “Neoadjuvant Leukocyte Interleukin Injection Immunotherapy Improves Overall Survival in Low-risk Locally Advanced Head and Neck Squamous Cell Carcinoma -The IT-MATTERS Study” and included new data on quality of life, in addition to improved overall survival (OS) in the Multikine-treated low-risk patients with a 46.5 months median OS advantage over low-risk control (treated with standard of care only, SOC).

•

As a neoadjuvant therapy, patients were treated with Multikine before surgery. Pre-surgery objective early response to treatment with Multikine was confirmed by pathology at surgery. There were 45 objective early responders (which included 5 complete responders following 3-weeks of Multikine treatment) in the Multikine treated + standard of care group and zero responders (none reported by investigators) in the control group, which received the standard of care treatments only (i.e., surgery plus radiotherapy or surgery plus chemoradiotherapy; with cisplatin as the chemotherapeutic agent per the study protocol and NCCN Guidelines).

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

•

FDA pathway: CEL-SCI’s goal is to begin the 212-patient confirmatory registration study as soon as the needed capital has been raised, with full enrollment about 18-24 months later with the potential to seek early approval after full enrollment.

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

During the six months ended March 31, 2025, 247,583 pre-funded warrants were exercised. No warrants were exercised during the six months ended March 31, 2026.

During the six months ended March 31, 2026, the Company’s cash decreased by approximately $9.1 million. The significant components of this decrease included cash used to fund the Company’s regular operations of approximately $8.0 million and approximately $1.1 million in payments on the Company’s finance lease obligations.

During the six months ended March 31, 2025, the Company’s cash decreased by approximately $2.8 million. Significant components of this decrease included net proceeds from the December 2024 and March 2025 financing of $6.7 million offset by cash used to fund the Company’s regular operations of approximately $8.5 million and approximately $1.0 million in payments on the Company’s finance lease obligations.

Primarily as a result of CEL-SCI’s losses incurred to date, its expected continued future losses, and limited cash balances, CEL-SCI has included a disclosure in its financial statements expressing substantial doubt about its ability to continue as a going concern.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $10.7 million for the six months ended March 31, 2026. This net operating loss consists of significant non-cash expenses including approximately $1.0 million in share-based compensation to employees and non-employees, and approximately $1.9 million in depreciation and amortization expense.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of our products, and include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
•	expenses incurred under agreements with Clinical Research Organizations, or CROs, and consultants that conduct and provide supplies for our clinical studies and clinical trials;
•	costs associated with clinical activities and development activities; and
•	costs related to compliance with regulatory requirements.

The following table summarizes our research and development expenses for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31,
(in thousands)	2026	2025
Clinical trial expense	$47	$471
Supplies & materials	579	1,011
Personnel-related expenses	3,100	3,078
Stock-based compensation	527	769
Depreciation and amortization expense	1,904	1,945
Other expenses	1,287	1,170
Total research and development expenses	$7,444	$8,444

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Clinical trial expense	$6	$71
Supplies & materials	337	491
Personnel-related expenses	1,557	1,534
Stock-based compensation	270	375
Depreciation and amortization expense	948	959
Other expenses	649	584
Total research and development expenses	$3,767	$4,014

During the six months ended March 31, 2026, the research and development expenses decreased by approximately $1.0 million, or 12%, compared to the six months ended March 31, 2025. This decrease is primarily due to a $0.4 million decrease in clinical studies costs as a result of preparing the confirmatory study for enrollment in the prior period, $0.4 million decrease in costs incurred for supplies and materials used and a decrease of $0.2 million of employee stock compensation expense compared to the prior period.

During the three months ended March 31, 2026, the research and development expenses decreased by approximately $0.3 million, or 6%, compared to the three months ended March 31, 2025. This decrease is primarily due to a $0.2 million decrease in costs incurred for supplies and materials used and a $0.1 million decrease in employee stock compensation expense compared to the prior period.

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
MULTIKINE	$7,444,145	$8,403,569	$3,766,915	$3,994,104
LEAPS	-	40,759	-	20,161
TOTAL	$7,444,145	$8,444,328	$3,766,915	$4,014,265

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

General and Administrative Expenses

During the six months ended March 31, 2026, general and administrative expenses decreased by approximately $1.6 million, or 33%, compared to the six months ended March 31, 2025. This decrease is primarily due to a $1.1 million decrease in costs related to public relations, a $0.3 million decrease in employee stock compensation, and a $0.2 million decrease in other general and administrative expenses.

During the three months ended March 31, 2026, general and administrative expenses decreased by approximately $0.8 million, or 34%, compared to the three months ended March 31, 2025. This decrease is primarily due to a $0.6 million decrease in costs related to public relations, a $0.1 million decrease in employee stock compensation, and a $0.1 million decrease in other general and administrative expenses.

Interest Expense, Net

During the six months ended March 31, 2026, net interest expense decreased by approximately $0.1 million, or 42%, compared to the six months ended March 31, 2025. This decrease is primarily due to less interest paid on leases as higher principal balances have been paid over the last period and higher interest and dividend income received in the current period.

During the three months ended March 31, 2026, net interest expense decreased by approximately $0.1 million, or 34%, compared to the three months ended March 31, 2025. This decrease is primarily due to less interest paid on leases as higher principal balances have been paid over the last period and higher interest and dividend income received in the current period.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Operations Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2026. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial and Operations Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2026, the Company issued 25,571 restricted shares of common stock to a consultant for investor relations services.

During the six months ended March 31, 2026, the Company issued 46,412 restricted shares of common stock to the Company’s CEO at an aggregate fair market value of approximately $250,000.

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

Item 5.  Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2026.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: May 15, 2026	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer

/s/ Patricia Prichep
Patricia Prichep
Principal Financial Officer

