Form 10-Q
period 2026-06-30
CEL SCI CORP
filed 2026-08-14
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	17,588,987	August 10, 2026

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026	September 30, 2025
ASSETS	(UNAUDITED)
Current assets:
Cash and cash equivalents	$6,527,381	$10,953,460
Prepaid expenses	702,018	332,301
Supplies used for R&D and manufacturing	266,763	303,282
Deposits	7,805	7,085
Total current assets	7,503,967	11,596,128

Finance lease right-of-use assets	4,196,553	5,548,186
Operating lease right-of-use assets	1,442,285	1,274,780
Property and equipment, net	4,578,795	6,079,295
Patent costs, net	69,688	119,856
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	1,245,027	1,218,402
Total assets	$21,355,416	$28,155,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,023,200	$1,061,351
Accrued expenses	462,121	711,820
Due to employees	890,404	916,588
Finance lease obligation, current portion	2,487,377	2,273,797
Operating lease obligation, current portion	216,569	166,990
Total current liabilities	5,079,671	5,130,546

Finance lease liabilities, net of current portion	3,784,436	5,684,127
Operating lease liabilities, net of current portion	1,410,521	1,258,990
Other liabilities	125,000	125,000
Total liabilities	10,399,628	12,198,663

Commitments and contingencies (Note E)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 17,588,653 and 8,015,701 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	173,077	80,157
Additional paid-in capital	566,808,349	555,299,844
Accumulated deficit	(556,025,638)	(539,422,916)
Total stockholders’ equity	10,955,788	15,957,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,355,416	$28,155,748

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

	2026	2025

Operating expenses:
Research and development	$11,094,085	$12,184,276
General & administrative	5,158,015	6,592,128
Total operating expenses	16,252,100	18,776,404

Operating loss	(16,252,100)	(18,776,404)

Interest expense, net	(315,514)	(520,439)
Other expense	(35,108)	(13,312)
Net loss	$(16,602,722)	$(19,310,155)

Net loss available to common shareholders	$(16,602,722)	$(19,310,155)

Net loss per common share – basic and diluted	$(1.76)	$(6.34)
Weighted average common shares outstanding – basic and diluted	9,423,006	3,046,400

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

	2026	2025

Operating expenses:
Research and development	$3,649,940	$3,739,948
General & administrative	1,907,345	1,748,935
Total operating expenses	5,557,285	5,488,883

Operating loss	(5,557,285)	(5,488,883)

Interest expense, net	(110,240)	(172,050)
Other expense	-	(3,771)
Net loss	$(5,667,525)	$(5,664,704)

Net loss available to common shareholders	$(5,667,525)	$(5,664,704)

Net loss per common share – basic and diluted	$(0.47)	$(1.36)
Weighted average common shares outstanding – basic and diluted	12,116,390	4,150,702

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2025	8,015,701	$80,157	$555,299,844	$(539,422,916)	$15,957,085

401(k) contributions paid in common stock	10,864	109	57,153	-	57,262
Stock issued to nonemployees for service	9,656	97	57,635	-	57,732
Shares issued for settlement of clinical development costs	10,000	100	48,027	-	48,127
Purchase of stock by officers and directors	8,389	84	49,915	-	49,999
Equity based compensation - employees	-	-	443,275	-	443,275
Share issuance costs	-	-	(5,380)	-	(5,380)
Net loss	-	-	-	(5,469,446)	(5,469,446)

BALANCE, DECEMBER 31, 2025	8,054,610	$80,547	$555,950,469	$(544,892,362)	$11,138,654

401(k) contributions paid in common stock	19,229	192	61,596	-	61,788
Stock issued to nonemployees for service	15,915	159	56,779	-	56,938
Shares issued for settlement of clinical development costs	84,000	840	430,823	-	431,663
Purchase of stock by officers and directors	38,023	380	199,621	-	200,001
Equity based compensation – employees	-	-	451,381	-	451,381
Net loss	-	-	-	(5,465,751)	(5,465,751)

BALANCE, MARCH 31, 2026	8,211,777	$82,118	$557,150,669	$(550,358,113)	$6,874,674

401(k) contributions paid in common stock	57,054	571	59,985	-	60,556
Stock issued to nonemployees for service	138,822	1,388	154,636	-	156,024
Purchase of stock by officers and directors	400,000	4,000	475,000	-	479,000
Equity based compensation - employees	-	-	454,094	-	454,094
Proceeds from the sale of common stock	8,500,000	85,000	9,615,000		9,700,000
Share issuance costs	-	-	(1,101,035)	-	(1,101,035)
Net loss	-	-	-	(5,667,525)	(5,667,525)

BALANCE, JUNE 30, 2026	17,307,653	$173,077	$566,808,349	$(556,025,638)	$10,955,788

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2024	2,126,682	$21,266	$526,857,678	$(514,011,861)	$12,867,083

Exercise of pre-funded warrants	48,333	483	(483)	-	-
401(k) contributions paid in common stock	4,761	48	57,086	-	57,134
Stock issued to nonemployees for service	5,154	52	396,035	-	396,087
Proceeds from the sale of common stock and pre-funded warrants	251,750	2,518	4,997,782	-	5,000,300
Equity based compensation - employees	(100)	(1)	711,382	-	711,381
Share issuance costs	-	-	(650,291)	-	(650,291)
Net loss	-	-	-	(7,073,062)	(7,073,062)

BALANCE, DECEMBER 31, 2024	2,436,580	$24,366	$532,369,189	$(521,084,923)	$11,308,632

Exercise of pre-funded warrants	199,250	1,993	(1,993)	-	-
401(k) contributions paid in common stock	7,524	75	53,979	-	54,054
Stock issued to nonemployees for service	1,667	17	60,185	-	60,202
Proceeds from the sale of common stock and pre-funded warrants	133,750	1,338	2,558,662	-	2,560,000
Shares issued for settlement of clinical development costs	33,333	333	350,552	-	350,885
Equity based compensation - employees	-	-	685,668	-	685,668
Share issuance costs	-	-	(449,197)	-	(449,197)
Net loss	-	-	-	(6,572,389)	(6,572,389)

BALANCE, MARCH 31, 2025	2,812,104	$28,122	$535,627,045	$(527,657,312)	$7,997,855

Exercise of pre-funded warrants	486,251	4,862	(4,862)	-	-
401(k) contributions paid in common stock	22,986	230	53,093	-	53,323
Stock issued to nonemployees for service	-	-	127,158	-	127,158
Proceeds from the sale of common stock	2,000,000	20,000	4,980,000	-	5,000,000
Equity based compensation - employees	-	-	73,442	-	73,442
Share issuance costs	-	-	(562,134)	-	(562,134)
Net loss	-	-	-	(5,664,704)	(5,664,704)

BALANCE, JUNE 30, 2025	5,321,341	$53,214	$540,293,742	$(533,322,016)	$7,024,940

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,602,722)	$(19,310,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,867,193	2,924,303
Non-cash lease expense, net of lease payments	33,605	(2,970)
Share-based payments for services	271,159	587,285
Equity based compensation	1,348,750	1,470,491
Common stock contributed to 401(k) plan	179,606	164,510
Shares issued for settlement of clinical development costs	479,790	350,885
Loss on patent impairment	35,108	13,312
(Increase)/decrease in assets:
Prepaid expenses	(370,182)	(13,874)
Supplies used for R&D and manufacturing	9,894	622,831
Deposits	(720)	(4,000)
Increase/(decrease) in liabilities:
Accounts payable	(41,318)	2,444
Accrued expenses	(259,699)	(60,490)
Due to employees	(26,184)	806,214

Net cash used in operating activities	(12,075,720)	(12,449,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(32,954)

Net cash used in investing activities	-	(32,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	9,700,000	12,560,300
Payments of stock issuance costs	(1,093,620)	(1,531,832)
Proceeds from the purchase of stock by officers and directors	729,000	-
Proceeds from notes payable	-	350,000
Payments of notes payable	-	(350,000)
Payments on obligations under finance leases	(1,685,739)	(1,491,617)

Net cash provided by financing activities	7,649,641	9,536,851

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,426,079)	(2,945,317)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,953,460	4,738,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,527,381	$1,792,856

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2026	2025
Finance lease obligation included in accounts payable	$1,505	$838
Changes to operating right of use assets and liabilities	$312,725	$-
Obligations paid with issuance of common stock	$270,694	$583,447
Financing costs included in current liabilities	$165,530	$168,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$458,046	$592,644

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and the results of its operations for the nine months then ended. The condensed balance sheet as of September 30, 2025 is derived from the September 30, 2025 audited financial statements.

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

Summary of Significant Accounting Policies:

Cash and Cash Equivalents– Cash and cash equivalents consist principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months to be cash equivalents.

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

Leases –The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. The incremental borrowing rate reflects the rate of interest that the Company would pay on the lease commencement date to borrow an amount equal to the lease payments on a collateralized basis over a similar term in similar economic environments. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. Operating and finance lease agreements which require payments for lease and non-lease components are accounted for as a single lease component. Variable lease payments that cannot be determined at the commencement of the lease are not included in the calculation of right of use assets or lease liabilities, and are expensed as incurred.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at June 30, 2026 and September 30, 2025.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of June 30, 2026 and September 30, 2025.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company’s money market funds included in cash equivalents are valued using Level 1 inputs and measured at fair value on a recurring basis. The cost of the Company’s money market funds approximated their fair value at $5,726,000 and $1,000 as of June 30, 2026 and September 30, 2025, respectively.

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

Segments – ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure. The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). The Company’s CODM reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Because the CODM evaluates financial performance as a whole, management determined that the Company operates as a single reportable segment. The CODM does not review segment assets at a different asset level or category than the balance sheets. The CODM utilizes net income (loss) as the sole measure of segment profit or loss. Significant segment expenses include research and development expenses and general & administrative expenses (Refer to Note H).

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In June 2026, the Company sold 2,500,000 shares of common stock at an offering price of $1.00 per share for proceeds of approximately $2.2 million, net of issuance costs of approximately $0.3 million.

In May 2026, the Company sold 6,000,000 shares of common stock at an offering price of $1.20 per share for proceeds of approximately $6.4 million, net of issuance costs of approximately $0.8 million.

In May 2025, the Company sold 2,000,000 shares of common stock at a public offering price of $2.50 per share and received proceeds of approximately $4.5 million, net of issuance costs of approximately $0.5 million.

In March 2025, the Company sold 133,750 shares of common stock at an offering price of $4.80 per share and pre-funded warrants to purchase up to 399,585 shares of common stock, at an offering price of $4.797 per pre-funded warrant, for proceeds of approximately $2.1 million, net of issuance costs of approximately $0.5 million. As of June 30, 2026, all of the pre-funded warrants in connection with the March 2025 offering have been exercised.

In December 2024, the Company sold 251,750 shares of common stock at an offering price of $9.30 per share and pre-funded warrants to purchase up to 285,917 shares of common stock, at an offering price of $9.297 per pre-funded warrant, for proceeds of approximately $4.4 million, net of issuance costs of approximately $0.6 million. As of June 30, 2026, all of the pre-funded warrants in connection with the December 2024 offering have been exercised.

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

Other Equity Transactions

In November 2025, the Company entered into a Securities Purchase Agreement with Ergomed Group Limited (“Ergomed”) pursuant to which the Company issued 375,000 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company determined the issuance of shares to a non-employee for services rendered or to be rendered is within the scope of ASC 718. In accordance with ASC 718, the shares were not issued and outstanding for accounting purposes as they are unvested and forfeitable. The shares will be recognized on the settlement date and measured at fair value when the shares are settled for services rendered by Ergomed. The Company incurred share issuance costs of approximately $32,000 to issue the shares from this agreement which were immediately expensed. During the nine months ended June 30, 2026, 94,000 shares were sold by Ergomed and the proceeds were used to settle $144,998 in outstanding payables for services provided to the Company with the remaining proceeds of $334,792 recognized as a prepaid expense on the accompanying condensed balance sheets as of June 30, 2026. During the three months ended June 30, 2026, no shares were sold by Ergomed. As of June 30, 2026, Ergomed held 281,000 shares of CEL-SCI’s common stock.

In October 2024, the Company entered into a Securities Purchase Agreement with Ergomed pursuant to which the Company issued 33,333 shares of common stock in exchange for services. The shares are legally issued and outstanding. The Company incurred share issuance costs of approximately $61,000 to issue the shares from this agreement which were immediately expensed. During the nine months ended June 30, 2025, 33,333 shares were sold by Ergomed and the proceeds used to settle $350,885 in outstanding payables for services provided to the Company.

Equity Compensation

Underlying share information for equity compensation plans as of June 30, 2026 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	4,614
Non-Qualified Stock Option Plans	709,576
Stock Bonus Plans	59,460
Stock Compensation Plans	21,134
Incentive Stock Bonus Plan	21,334

Stock Option Activity:

	Nine Months Ended June 30,
	2026	2025
Options granted	3,500	1,136
Options exercised	-	-
Options forfeited	1,782	11,957
Options expired	-	906

	Three Months Ended June 30,
	2026	2025
Options granted	1,000	1,017
Options exercised	-	-
Options forfeited	1,217	11,033
Options expired	-	905

Share-Based Compensation Expense:

	Nine Months Ended June 30,
	2026	2025
Employees	$1,348,750	$1,470,491
Non-employees	$271,159	$587,285

	Three Months Ended June 30,
	2026	2025
Employees	$454,094	$73,442
Non-employees	$155,735	$80,525

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at June 30, 2026:

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

1. Equity Warrants

Changes in Equity Warrants

No pre-funded warrants or warrants recorded as equity were issued during the nine months ended June 30, 2026. During the nine months ended June 30, 2025, 399,585 and 285,917 pre-funded warrants at an offering price of $4.80 and $9.30, respectively, were issued.

No pre-funded warrants or warrants recorded as equity were exercised during the nine months ended June 30, 2026. During the nine months ended June 30, 2025, 733,834 pre-funded warrants were exercised.

During the nine months ended June 30, 2026, 14,237 warrants recorded as equity expired. No pre-funded warrants or warrants recorded as equity expired during the nine months ended June 30, 2025.

2. Options and Shares Issued to Consultants

During the nine months ended June 30, 2026 and 2025, the Company issued 164,393 and 6,821 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $1.65 and $26.13 during the nine months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company issued 138,822 and 0 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $1.12 during the three months ended June 30, 2026.

No options were issued to a consultant during the nine months ended June 30, 2026. During the nine months ended June 30, 2025, the Company issued 16,667 options to a consultant with an exercise price of $21.00 and the weighted average grant date fair value was $15.10. The options vest immediately and will expire on November 1, 2034.

During the nine months ended June 30, 2026 and 2025, the Company recorded total expense of approximately $271,000 and $587,000, respectively, relating to the share-based compensation under various consulting agreements. During the three months ended June 30, 2026 and 2025, the Company recorded total expense of approximately $156,000 and $81,000, respectively, relating to the share-based compensation under various consulting agreements. On June 30, 2026 and September 30, 2025, consulting fees of approximately $47,000 in both periods, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2026, the Company’s CEO and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a trustee, purchased 446,412 shares of restricted common stock at an aggregate fair market value of approximately $729,000. During the three months ended June 30, 2026, the Company’s CEO and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a trustee, purchased 400,000 shares of restricted common stock at an aggregate fair market value of approximately $479,000. There were no related party transactions during the nine months ended June 30, 2025.

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In August 2024, the Company entered into an agreement, pursuant to which the Company engaged Ergomed Clinical Research, Inc. to provide clinical development services related to the Company’s upcoming confirmatory registration study in exchange for fees. Since the Company entered into this agreement it has incurred research and development expenses of approximately $0.7 million as of June 30, 2026.

Distribution Agreement

In May 2026, the Company entered into a Distribution Agreement with Saudi Amarox Co. (“Amarox”) relating to the registration, commercialization and distribution of Multikine in Saudi Arabia. Pursuant to the agreement, Amarox will act as the Company’s local representative before the Saudi Food and Drug Authority (“SFDA”) and, following any required regulatory approvals, will serve as the exclusive distributor of Multikine in Saudi Arabia.

Under the agreement, the parties have agreed to share net revenue from product sales in the territory on a 50/50 basis. Amarox’s financial obligations are generally limited to 50% of official SFDA product registration fees, while the Company is responsible for substantially all other costs associated with product registration, regulatory support, manufacturing and related activities.

The Company has not recognized any revenue, liabilities, or other material amounts related to the agreement as of June 30, 2026. Future commercialization activities under the agreement are contingent upon receipt of applicable regulatory approvals.

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

As of June 30, 2026 and September 30, 2025, respectively, the net book value of the finance lease right-of-use asset is approximately $4.2 million and $5.5 million and the balance of the finance lease liability is approximately $6.3 million and $8.0 million, of which approximately $2.5 million and $2.3 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. During the nine months ended June 30, 2026 and 2025, the finance right-of-use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $1.4 million in both periods, which is included in research and development expense on the accompanying condensed statements of operations. Total cash paid related to finance leases during the nine months ended June 30, 2026 and 2025, was approximately $2.1 million for both periods, of which approximately $0.5 million and $0.6 million was for interest, respectively. The total cash paid related to finance lease principal payments is included in cash flows from financing activities on the accompanying condensed statements of cash flows. The total cash paid related to finance lease interest expense is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of June 30, 2026, the weighted average discount rate of the Company’s finance leases is 8.47% and the weighted average remaining lease term is 2.34 years. As of September 30, 2025, the weighted average discount rate of the Company’s finance leases was 8.46% and the weighted average remaining lease term was 3.09 years. During the nine months ended June 30, 2026 and 2025, total finance lease costs were approximately $1.8 million and $1.9 million, respectively, consisting of approximately $1.4 million of lease asset amortization for both periods and approximately $0.5 million and $0.6 million of interest on the finance lease liabilities, respectively. Variable lease expenses, such as maintenance costs, utilities, and real property taxes are not included in right-of-use assets or lease liabilities but rather are expensed as incurred. During the nine months ended June 30, 2026 and 2025, there were approximately $0.8 million and $0.7 million of variable finance lease costs, which are included in research and development expense on the accompanying condensed statements of operations.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount is shown as a deposit on the Company’s balance sheets until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of June 30, 2026 are as follows:

Three months ending September 30, 2026	$711,000
Year ending September 30,
2027	2,929,000
2028	3,021,000
2029	255,000
Total future minimum lease obligation	6,916,000
Less imputed interest on finance lease obligations	(645,000)
Net present value of financing lease obligations	6,271,000
Less net present value of financing lease obligations – current portion	(2,487,000)
Net present value of financing lease obligations - non-current portion	$3,784,000

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

As of June 30, 2026 and September 30, 2025, respectively, the net book value of the operating lease right-of-use asset is approximately $1.4 million and $1.3 million and the balance of the operating lease liability is approximately $1.6 million and $1.4 million, of which approximately $0.2 million is current in both periods. The lease for the Company’s office headquarters was renewed in October 2025. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of renewal. This resulted in an increase of approximately $0.3 million to the operating lease right of use asset and liability. During the nine months ended June 30, 2026 and 2025, the Company incurred lease expense under operating leases of approximately $0.3 million for both periods. Total cash paid related to operating leases during the nine months ended June 30, 2026 and 2025 was approximately $0.2 million and $0.3 million, respectively. The total cash paid related to operating leases is included in cash flows from operating activities on the accompanying condensed statements of cash flows. As of June 30, 2026, the weighted average discount rate of the Company’s operating leases is 8.99% and the weighted average remaining lease term is 5.52 years. As of September 30, 2025, the weighted average discount rate of the Company’s operating leases was 8.93% and the weighted average remaining lease term was 6.34 years.

As of June 30, 2026, approximate future minimum lease payments on operating leases are as follows:

Three months ending September 30, 2026	$88,000
Year ending September 30,
2027	357,000
2028	367,000
2029	378,000
2030	390,000
2031	371,000
Thereafter	131,000
Total future minimum lease obligation	2,082,000
Less imputed interest on operating lease obligation	(455,000)
Net present value of operating lease obligations	1,627,000
Less net present value of operating lease obligations - current portion	(217,000)
Net present value of operating lease obligations - non-current portion	$1,410,000

F. PATENTS

During the nine months ended June 30, 2026 and 2025, the Company abandoned five and four patents, respectively, which resulted in an impairment of $35,108 and $13,312 on patent costs, respectively. The weighted average amortization period for patents is approximately 6 years. For the nine months ended June 30, 2026 and 2025, amortization of patent costs totaled approximately $15,000 and $22,000, respectively, and is included in general and administrative expense on the accompanying condensed statements of operations. For the three months ended June 30, 2026 and 2025, amortization of patent costs totaled approximately $4,000 and $7,000, respectively, and is included in general and administrative expense on the accompanying condensed statements of operations. The total estimated future amortization is as follows:

Three months ending September 30, 2026	$4,000
Year ending September 30,
2027	15,000
2028	14,000
2029	11,000
2030	10,000
2031	5,000
Thereafter	11,000
Total	$70,000

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Loss per share – basic and diluted
Net loss available to common – basic and diluted	$(16,602,722)	$(19,310,155)	$(5,667,525)	$(5,664,704)
Weighted average shares outstanding – basic and diluted	9,423,006	3,046,400	12,116,390	4,150,702
Basic and diluted loss per common share	$(1.76)	$(6.34)	$(0.47)	$(1.36)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2026	2025
Options and Warrants	732,458	583,312
Unvested Common Stock	281,000	-
Unvested Restricted Stock	4,809	4,809
Total	1,018,267	588,121

H. SEGMENT REPORTING

As the Company operates as one reportable segment, all financial information required by ASC 280 can be found in the accompanying financial statements. The measure of segment assets is total assets as reported on the balance sheets. The Company has not generated any revenue as of the date of these financial statements. In accordance with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment loss. For the nine and three months ended June 30, 2026 and 2025, significant segment expenses include the Company’s operating expenses classified as research & development and general & administrative on the accompanying statements of operations. These significant segment expenses are disaggregated by type in the following tables (rounded to the nearest thousand):

	Nine Months Ended June 30,
	2026	2025
Research and development:
Salaries, wages & employee benefits	$4,619,000	$4,558,000
Stock-based compensation	797,000	567,000
Depreciation and amortization expense	2,843,000	2,894,000
Clinical trial expense	110,000	554,000
Supplies & materials	771,000	1,766,000
Other operating expenses	1,954,000	1,845,000
General & administrative:
Salaries, wages & employee benefits	1,136,000	1,118,000
Stock-based compensation	552,000	903,000
Legal & accounting fees	674,000	664,000
Public & investor relation costs	1,051,000	2,201,000
Other operating expenses	1,745,000	1,707,000
Interest expense, net	316,000	520,000
Other income, net	35,000	13,000
Net loss	$16,603,000	$19,310,000

	Three Months Ended June 30,
	2026	2025
Research and development:
Salaries, wages & employee benefits	$1,519,000	$1,480,000
Stock-based compensation	270,000	(202,000)
Depreciation and amortization expense	939,000	949,000
Clinical trial expense	63,000	83,000
Supplies & materials	192,000	755,000
Other operating expenses	667,000	675,000
General & administrative:
Salaries, wages & employee benefits	377,000	372,000
Stock-based compensation	184,000	275,000
Legal & accounting fees	287,000	164,000
Public & investor relation costs	333,000	369,000
Other operating expenses	726,000	569,000
Interest expense, net	111,000	172,000
Other income, net	-	4,000
Net loss	$5,668,000	$5,665,000

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

CEL-SCI believes Multikine leads to longer survival with no safety issues. Clinical investigations of Multikine, presented at ESMO (Europe Society for Medical Oncology) in October 2023, have demonstrated in the randomized controlled Phase III trial (RCT) the following in the target population:

•	risk of death cut in half at five yearsversus the control;
•	28.6% absolute 5-year overall survival benefit versus control (p=0.0015);
•	0.349 hazard ratio vs control (95% CIs [0.18, 0.66], Wald p=0.0012);
•	>35% rate of pre-surgery reductions and/or downstages (p<0.01); and
•	low PD-L1 tumor expression (vs high PD-L1 where Keytruda and Opdivo work best).

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

An “unmet (medical) need” is a factor for approval that is usually considered by all major regulatory bodies worldwide when assessing a product for commercial licensing. Despite some advances in treating patients with advanced primary squamous cell carcinoma of the head and neck there is still a significant unmet need for these patients. The current standard of care (surgery followed by radiotherapy or combined chemoradiotherapy) for these patients provides only about a 50/50 chance of surviving five years.

Pembrolizumab (Keytruda) was approved only as a combination therapy – given as neoadjuvant (before surgery) and after surgery along with radiotherapy +/- chemotherapy and then long term. It was approved for perioperative use based on Event Free Survival only, not Overall Survival.. Further, Keytruda works best on tumors with high PD-L1 expression. These patients are not the target population for Multikine. The only other approved checkpoint inhibitor, Nivolumab, is approved for use only in recurrent or metastatic disease head and neck cancer patients.

Multikine could potentially increase that survival rate to over 70% in the patient population targeted in the confirmatory clinical trial of Multikine which is based on data obtained from the completed Multikine Phase III trial. In contrast to Keytruda, Multikine is given to newly diagnosed resectable patients only before their first surgery. In addition, Multikine works best in head and neck cancer tumors with low or zero PD-L1 expression. Therefore, Multikine’s target population is both an “unmet need” and underserved, and will continue to be underserved, by currently available therapies.

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

IN CONCLUSION

•	Strong survival data: Multikine-treated patients in the target population had a 73% 5-year survival vs a 45% 5-year survival in the control group who did not receive Multikine in the Phase III study. In addition, no safety signals or toxicities versus standard of care. The Hazard ratio is 0.35 with an upper limit (95% Confidence interval) of 0.66.

•	Addressing an unmet medical need: Multikine focuses on the 70% of patients (based on our 928 patient Phase III study) not well served by Keytruda or by other immune checkpoint inhibitors.

•	Multikine’s Target Population: The confirmatory registration study will focus on newly diagnosed locally advanced primary head and neck cancer patients with no lymph node involvement (determined via PET scan) and with low PD-L1 tumor expression (determined via biopsy).

•	FDA pathway: CEL-SCI’s goal is to begin the 212-patient confirmatory registration study as soon as the needed capital has been raised, with full enrollment about 18-24 months (depending on the amount of capital available to accelerate enrollment) later with the potential to seek early approval after full enrollment.

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

The cost of the confirmatory registration study is currently estimated to be about $30-$35 million. The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations. Due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended June 30, 2026, the Company’s cash decreased by approximately $4.4 million. The significant components of this decrease included net proceeds from the purchase of stock by officers and the June 2026 financing of $9.3 million offset by cash used to fund the Company’s regular operations of approximately $12.0 million and approximately $1.7 million in payments on the Company’s finance lease obligations.

During the nine months ended June 30, 2025, the Company’s cash decreased by approximately $2.9 million. Significant components of this decrease included net proceeds from the December 2024, March 2025 and June 2025 financing of $11.0 million offset by cash used to fund the Company’s regular operations of approximately $12.5 million and approximately $1.5 million in payments on the Company’s finance lease obligations.

Primarily as a result of CEL-SCI’s losses incurred to date, its expected continued future losses, and limited cash balances, CEL-SCI has included a disclosure in its financial statements expressing substantial doubt about its ability to continue as a going concern.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $16.3 million for the nine months ended June 30, 2026. This net operating loss consists of significant non-cash expenses including approximately $1.6 million in share-based compensation to employees and non-employees, and approximately $2.9 million in depreciation and amortization expense.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of our products, and include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
•	expenses incurred under agreements with Clinical Research Organizations, or CROs, and consultants that conduct and provide supplies for our clinical studies and clinical trials;
•	costs associated with clinical activities and development activities; and
•	costs related to compliance with regulatory requirements.

The following table summarizes our research and development expenses for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
(in thousands)	2026	2025
Clinical trial expense	$110	$554
Supplies & materials	771	1,766
Personnel-related expenses	4,619	4,558
Stock-based compensation	797	567
Depreciation and amortization expense	2,843	2,894
Other expenses	1,954	1,845
Total research and development expenses	$11,094	$12,184

The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025
Clinical trial expense	$63	$83
Supplies & materials	192	755
Personnel-related expenses	1,519	1,480
Stock-based compensation	270	(202)
Depreciation and amortization expense	939	949
Other expenses	667	675
Total research and development expenses	$3,650	$3,740

During the nine months ended June 30, 2026, the research and development expenses decreased by approximately $1.1 million, or 9%, compared to the nine months ended June 30, 2025. This decrease is primarily due to a $0.4 million decrease in clinical studies costs, and a $0.9 million decrease in costs incurred for supplies and materials used, offset by an increase of $0.2 million of employee stock compensation expense compared to the prior period.

During the three months ended June 30, 2026, the research and development expenses decreased by approximately $0.1 million, or 2%, compared to the three months ended June 30, 2025. This decrease is primarily due to a $0.6 million decrease in costs incurred for supplies and materials used, offset by a $0.5 million increase in employee stock compensation expense compared to the prior period.

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Nine Months Ended		Three Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
MULTIKINE	$11,094,085	$12,686,548	$3,649,940	$4,282,979
LEAPS	-	(502,272)	-	(543,031)
TOTAL	$11,094,085	$12,184,276	$3,649,940	$3,739,948

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

General and Administrative Expenses

During the nine months ended June 30, 2026, general and administrative expenses decreased by approximately $1.4 million, or 22%, compared to the nine months ended June 30, 2025. This decrease is primarily due to a $1.1 million decrease in costs related to public relations and a $0.3 million decrease in employee stock compensation.

During the three months ended June 30, 2026, general and administrative expenses increased by approximately $0.2 million, or 9%, compared to the three months ended June 30, 2025. This increase is primarily due to a $0.4 million increase in costs related to legal, consulting and accounting services, offset by a $0.1 million decrease in employee stock compensation, and a $0.1 million decrease in other general and administrative expenses.

Interest Expense, Net

During the nine months ended June 30, 2026, net interest expense decreased by approximately $0.2 million, or 40%, compared to the nine months ended June 30, 2025. This decrease is primarily due to less interest paid on leases as higher principal balances have been paid over the last period and higher interest and dividend income received in the current period.

During the three months ended June 30, 2026, net interest expense decreased by approximately $0.1 million, or 35%, compared to the three months ended June 30, 2025. This decrease is primarily due to less interest paid on leases as higher principal balances have been paid over the last period and higher interest and dividend income received in the current period.

Critical Accounting Estimates

CEL-SCI’s significant accounting estimates are more fully described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025. However, certain accounting estimates are particularly important to the portrayal of CEL-SCI’s financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those estimates, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Operations Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2026. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial and Operations Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2026, the Company issued 164,393 restricted shares of common stock to consultants for investor relations and advisory services.

During the nine months ended June 30, 2026, the Company issued 446,412 restricted shares of common stock to the Company’s CEO at an aggregate fair market value of approximately $729,000.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2026.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 14, 2026	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer

/s/ Patricia Prichep
Patricia Prichep
Principal Financial Officer

